Form 10KSB
period 2001-12-31
BURGERS BY FARFOUR INC
filed 2002-04-15
CIK 1160217

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.:  333-70868



                            Burgers By Farfour, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

     Florida                                                    65-1129569
----------------------                                     --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                              Identification No.)

6166-1 Riverwalk Lane
Jupiter, FL                                                       33458
--------------------------                                 --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number: (561) 832-1919

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                                Name of each exchange
                                                       on which registered
        None
----------------------------                         -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)
                               -------------------

Copies of Communications Sent to:

                                Frank G. Dickey
                                1050 Chinoe Road, Suite 304
                                Lexington, KY 40502
                                (859) 268-4446 (Phone)
                                (859) 268-4677 (Fax)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                 No
                     -----                 -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $0.

     The aggregate market value of the voting common equity held by non-affiliates as of a recent date cannot be determined, as the Company's common stock is neither quoted or traded publicly. No non-voting common equity is outstanding.

                                     PART I

Item 1. Description of Business

         Business Development

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

     Burgers By Farfour, Inc. (the "Company" or "BBF") was incorporated on July 31, 2001 in the State of Florida with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for recent issuances of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In August 2001, Lauren Farfour was issued 1,750,000 shares of the restricted common stock of the Company in connection with organizing BBF, in exchange for services, the business plan of BBF and BBF's web site, trade name and domain names. For such issuance, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, the Company issued 200,000 shares of the Company's restricted common stock to Frank G. Dickey, counsel to BBF in exchange for legal services. For such issuance, the Company relied upon the 506 Exemption and
Section 292.410(1)(i) of the Kentucky Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     The Company filed a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on January 4, 2002. Since that time, the Company has received a total of $8,500 pursuant to subscriptions under the Registration Statement.

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

     Business of Registrant

     General

     BBF has no current operations at the present time. Its business plan is to establish a regional chain of fast food restaurants. BBF restaurants will offer a variety of hamburgers, finger foods and side items. The core of BBF's menu will be its hamburger products. BBF will also offer value- priced product alternatives to compete against price-oriented competitors. BBF's plan of operations includes the intention to offer quality products with high perceived value; fast and friendly customer service; to develop a strong brand image, Burgers By Farfour and to target an attractive demographic segment. All of these operations are operations that we hope to achieve, but may not. BBF has no actual business or operations at this time, other than the formation of its business plan and this offering.

     The  initial  prototype  restaurant  will  require  leasing of a  facility, preferably with existing equipment, otherwise with leased or purchased equipment. Labor costs attributable to training, set- up and initial operations is included (See "Use of Proceeds") Palm Beach County, Florida will be the initial geographical area for a location. If successful, additional restaurants extending north along the coast of Florida, Georgia, North Carolina and South Carolina will be opened.

Restaurant Operations

     All of the planned operations described in this prospectus are entirely aspirational at this point, and depend on BBF raising a sufficient amount of capital to dedicate financial resources to each element of its business plan. There can be no assurance that any capital at all will be raised from this offering, but if significant capital is raised, resources will be devoted to ensure that all BBF restaurants which BBF plans to develop will offer the highest quality food and service. Emphasis will be placed on delivering quality ingredients to all restaurants, that restaurant food production systems will be continuously developed and improved, and all employees will be dedicated to delivering consistently high quality food and service. BBF will standardize the specifications for the preparation and service of its food, the conduct and appearance of its employees, and the maintenance and repair of its premises. Each BBF restaurant will be operated by a company- employed manager who normally will receive a minimum of eight weeks of management training, which will include classroom training and on-the-job training in an BBF restaurant. The restaurant manager will be responsible for the operation of the restaurants, including product quality, food handling safety, cleanliness, service, inventory, cash control and the conduct and appearance of employees. Restaurant managers will be supervised by regional managers, who will report directly to BBF management. BBF will establish a performance bonus system to award managers at all levels with bonus compensation based on profit achievement. BBF will employ a point of sale computerized reporting and cash register system for its restaurants, which provides points of sale transaction data and accumulates marketing information. Sales data will be collected and analyzed on a weekly basis by management.

Planned Advertising and Promotion

     As part of its plan of operations, which is dependent upon the raising of sufficient capital, BBF hopes to engage in a marketing program, both in conjunction with before and after the opening of new restaurant locations, and on an ongoing basis, to build the brand name, "Burgers By Farfour," BBF will emphasize local, low cost advertising on cable television and radio in the areas in which new restaurants are planned to be developed. This will be combined with a direct mail campaign in the area. BBF intends to take full advantage of the exploitation of its name in its advertising campaign. For example:

     1. When the site of the new BBF restaurant is decided upon, BBF will place billboard advertisements in the area advertising that "Burgers By Farfour is coming to your city."

     2. Each construction site will be surrounded by construction barriers which will be posted with "Burgers By Farfour" posters. Each poster will bear a toll free telephone number, which will have recorded information about Burgers By Farfour. Every caller will receive a coupon for a discount on a BBF food item.

     3. Posters will be mailed to residents in the area of the new restaurants.

     4. BBF will contact local PTA organizations, and offer "PTA nights" at BBF, where parents and children can work together in a BBF restaurant, and half of all revenue after expenses will go to the PTA, to be used to benefit local schools. BBF will emphasize these programs in its local advertising.

     5. After a sufficient number of BBF restaurants are opened, BBF will supplement its local advertising with national advertising to promote "Burgers By Farfour" as a nationally known brand.

Status of Publicly Announced Products and Services

         None.

Competition

     The Company faces competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company's present and potential competitors have capabilities that may allow such competitors to offer its products at prices which may compete with the Company's products. The Company's products could be made uneconomical by the introduction of new products, changes affecting the cost of packaging and shipping, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by one or more of such developments. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have an material adverse effect on the Company's business, financial condition or results of operations.

     The fast food restaurant industry is highly competitive with respect to price, service, location and food quality, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the fast food restaurant industry in general and BBF in particular. BBF will compete with a large number of national and regional fast food restaurant chains. Most of the potential competitors which own fast food restaurant chains have financial resources superior to BBF, so there can be no assurance that BBF's projected income will not be affected by its competition. BBF expects this competition to increase.

Companies such as Foodmaker, Inc., Burger King, McDonalds and Taco Bell all offer fast food restaurants.

Sources and Availability of Raw Materials

     The materials needed to produce the Company's products and services are widely available from numerous third parties for rent or for sale. These materials include fast food preparation and service equipment, paper and office supplies as well as computers for management purposes. No shortage of materials is expected in the foreseeable future.

Dependence on one or few customers

         None.

Research and Development

     BBF has not booked any significant research and development costs and therefore do not expect to pass any of those costs to customers. It has no product development or research and development costs.

Patents, Copyrights and Trademarks

     The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

     BBF intends to file an application for service mark registration with the U.S. Patent and Trademark Office trademark protection of the mark, "Burgers By Farfour,". There can be no assurance that the mark will be granted registration. BBF has no patents or other intellectual property.

Governmental Regulation

     Each BBF restaurant will be subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants.

     BBF will also be subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. A significant number of BBF's employees will be paid at rates related to the federal and state minimum wage and increases in the minimum wage will increase BBF's labor costs.

     In addition various proposals which would require employers to provide health insurance for all of their employees are being considered from time to time in the U.S. Congress and various states. The imposition of any such requirement would have a material adverse impact on the planned operation s of BBF and the financial condition of the fast food restaurant industry.

     BBF will be subject to certain guidelines under the Americans with Disabilities Act of 1990 (ADA), and various state codes and regulations which require restaurants to provide full and equal access to persons with physical disabilities. BBF will also be subject to various evolving federal state and local environmental laws governing, among other things, emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and no-hazardous substances and wastes.

Effect of Probable Governmental Regulation on the Business

         None.

Cost and Effects of Compliance with Environmental Laws

         None.

Employees and Consultants

     At December 31, 2001, the Company employed one (1) person. Lauren Farfour, BBF's sole executive officer and director, devotes approximately ten (10) hours per week to company activities. BBF has no written employment contract. She is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company may employ additional personnel, as necessary, to accommodate future sales and production requirements.

     In August 2001, Lauren Farfour was issued 1,750,000 shares of the restricted common stock of the Company in connection with organizing BBF, in exchange for services, the business plan of BBF and BBF's web site, trade name and domain names. For such issuance, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, the Company issued 200,000 shares of the Company's restricted common stock to Frank G. Dickey, counsel to BBF in exchange for legal services. For such issuance, the Company relied upon the 506 Exemption and
Section 292.410(1)(i) of the Kentucky Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

     The Company maintains its executive offices at 6166-1 Riverwalk Lane, Jupiter, FL 33458. Its telephone number is (561) 832-1919 and its facsimile number is (561) 832-4949.

     BBF has its offices located at 6166-1 Riverwalk Lane, Jupiter, FL 33458, the home of Lauren Farfour. The arrangement is on a month to month basis at no charge to BBF.

Item 3. Legal Proceedings

     The Company is not a party to any pending litigation at this time nor is any of its property subject to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     a)   Market Information.

     The Company is not aware of any existing trading market for its common stock. The Company's common stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

     b)   Holders.

     As of December 31, 2000, there were two (2) holders of record of the Company's common stock.

     As of December 31, 2001, the Company had 1,950,000 shares of its common stock issued and outstanding, all of which were restricted Rule 144 shares and none of which were free-trading. Of the Rule 144 shares, no shares have been held by affiliates of the Company for more than one (1) year.

     (c)  Dividends.

     The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         Discussion and Analysis

     The Company was incorporated on July 31, 2001 in the State of Florida with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

     The Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - For the Year Ended December 31, 2001

Revenues

     To date the Company has had no revenues.

     The Company currently has no contracts in place. Therefore, there is no assurance that the Company will be able to successfully implement its business plan.

Operating Expenses

General and Administrative

     Since inception, the Company has spent $0 on general and administrative expenses.

Assets and Liabilities

     Assets were $0 as of December 31, 2001. Liabilities were $0 as of December 31, 2001.

Stockholders' Equity

     Stockholders' equity was $0 as of December 31, 2001.

Financial Condition, Liquidity and Capital Resources

     The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Item 7. Financial Statements

     The required consolidated financial statements begin on page F-1 of this document.


                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report.................................................F-2

Balance Sheet................................................................F-3

Statements of Operations.....................................................F-4

Statements of Stockholders' Equity...........................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statement.................................................F-7

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Burgers by Farfour, Inc.
(A Development Stage Enterprise)
Palm Beach, Florida

We have audited the accompanying balance sheet of Burgers by Farfour, Inc., a development stage enterprise, as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the period from July 31, 2001 (Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burgers by Farfour, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the period from July 31, 2001 (Inception) through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.
Palm Beach, Florida
April 12, 2002

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                                   December 31, 2001
                                                                                -----------------------
          ASSETS
CURRENT ASSETS
  Cash                                                                          $                     0
                                                                                -----------------------

          Total current assets                                                                        0
                                                                                -----------------------

Total Assets                                                                    $                     0
                                                                                =======================

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                                      $                     0
     Related party                                                                                    0
                                                                                -----------------------

          Total current liabilities                                                                   0
                                                                                -----------------------

Total Liabilities                                                                                     0
                                                                                -----------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                        0
  Common stock, $0.001 par value, authorized 100,000,000 shares;
      1,950,000 issued and outstanding                                                            1,950
  Additional paid-in capital                                                                          0
  Deficit accumulated during the development stage                                               (1,950)
                                                                                -----------------------

          Total stockholders' equity                                                                  0
                                                                                -----------------------

Total Liabilities and  Stockholders' Equity                                     $                     0
                                                                                =======================










     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations




                                                                                         From
                                                                                     July 31, 2001
                                                                                      (Inception)
                                                                                        through
                                                                                   December 31, 2001
                                                                                -----------------------
Revenues                                                                        $                     0
                                                                                -----------------------

General and administrative expenses                                                                   0
Legal fees                                                                                          200
Services - related party                                                                          1,750
                                                                                -----------------------

   Total expenses                                                                                 1,950
                                                                                -----------------------

Net loss                                                                        $                (1,950)
                                                                                =======================

Loss per weighted average common share                                          $                (0.001)
                                                                                =======================

Number of weighted average common shares outstanding                                          1,950,000
                                                                                =======================















     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                        Deficit
                                                                                      Accumulated
                                                                      Additional       During the         Total
                                        Number of        Common         Paid-In       Development     Stockholders'
                                          Shares         Stock          Capital          Stage           Equity
                                       ------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, July 31, 2001                   0 $            0 $             0 $              0 $             0

 Shares issued for services                1,950,000          1,950               0                0           1,950

Net loss                                           0              0               0           (1,950)         (1,950)
                                       ------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, December 31, 2001          1,950,000 $        1,950 $             0 $         (1,950)$             0
                                       ============= ============== =============== ================ ===============












     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows




                                                                                         From
                                                                                     July 31, 2001
                                                                                      (Inception)
                                                                                        through
                                                                                   December 31, 2001
                                                                                -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $                (1,950)
Adjustments to reconcile net loss to net cash used by operating activities:
        Stock issued for services                                                                 1,950
Changes in operating assets and liabilities
        Increase (decrease) in accounts payable - trade                                               0
        Increase (decrease) in accounts payable - related party                                       0
                                                                                -----------------------

Net cash used by operating activities                                                                 0
                                                                                -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                                0
                                                                                -----------------------

Net cash provided by financing activities                                                             0
                                                                                -----------------------

Net increase (decrease) in cash                                                                       0
                                                                                -----------------------

CASH, beginning of period                                                                             0
                                                                                -----------------------

CASH, end of period                                                             $                     0
                                                                                =======================












     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(1) The Company Burgers by Farfour, Inc. (the Company) is a Florida chartered development stage corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on July 31, 2001 and has elected December 31 as its fiscal year end.

     The Company has not yet engaged in its expected operations. The Company's future operations include plans to establish a new fast food chain. Current activities include raising additional capital and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

     b) Start-Up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position
     (SOP) 98-5.

     c) Net loss per share Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     d) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

(2)  Stockholders'  Equity The  Company  has  authorized  100,000,000  shares of
     $0.001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 1,950,000 shares of common stock issued and outstanding at December 31, 2001. The Company had issued none of its shares of preferred stock at December 31, 2001. On July 31, 2001, the Company issued 1,750,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company, and 200,000 shares of common stock to its legal counsel for services rendered in connection with the organization of the Company.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $1,950 expiring at December 31, 2021. The amount recorded as deferred tax asset as of December 31, 2001 is approximately $300, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4)  Related Parties See Note (2) for shares issued for services.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $1,950 accumulated from July 31, 2001 (Inception) through December 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(6)  Subsequent Events
     (a) Initial public offering The Company filed a Form SB-2 in 2001, which was declared effective on January 4, 2002. Through this offering, the Company is attempting to raise $1,000,000 by selling 1,000,000 shares of common stock at $1.00 per share on a self-underwritten basis. Through April 12, 2002, the Company has received subscriptions totaling $8,500.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                   Age         Position(s) with Company
---------------        -----       -----------------------------------------
Lauren Farfour         29          sole officer and director

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

         None.

Business Experience

     Lauren Farfour, age 29, resides at 6166-1 Riverwalk Lane, Jupiter, FL 33458. She holds a Bachelor of Arts degree from the University of North Carolina at Chapel Hill, Chapel Hill, NC, graduating in1994. Upon graduation she became Managing Partner/Business Manager of Clarence Foster's Restaurant & Bar, Wrightsville Beach, NC, supervising a staff of approximately 50 employees, coordinating and carrying out special events and private parties and handling all financial aspects of the business including accounts payable, accounts receivable, payroll, taxes, monthly bank reconciliation and profit and loss reports. Ms. Farfour resigned from this employment to accept a Marketing Associate position in 1999 at Sysco Food Services of Charlotte, Wilmington, NC, in which position she serviced existing accounts, processed orders, collections and developed information with respect to company product lines. Such employment also included expanding current territory by identifying potential customers, and setting up new accounts. Upon termination of this employment, Ms. Farfour accepted a position in 2000 with DP Martin & Associates, Inc., Palm Beach, FL, relocating for personal reasons. Her current position is Vice President of Marketing/Director of Finance where she is responsible for marketing and promoting clients in an investor relations firm, and maintaining a database of over 50,000 investors. In this position, she also handles all in-house accounting responsibilities for the firm, prepares comprehensive budgets, business plans and constantly evaluates the current business structure.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

     The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers and key employees for services rendered to the Company during the Company's fiscal year ended 2001 and 2000 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
                             Annual Compensation                       Awards                        Payouts
(a)               (b)     (c)         (d)       (e)             (f)             (g)               (h)        (i)
                                                Other           Restricted      Securities        LTIP       All
Name and                                        Annual           Stock          Underlying        Pay-       Other
Principal         Year    Salary      Bonus     Compen-         Award(s)        Options/          outs       Compen-
Position                  ($)         ($)       sation ($)      ($)             SARs  (f)                    sation ($)
----------        ----    ------     ------     ---------       --------       -----------       ------     -----------
(1)
Lauren            2000    $ -0-       $-0-      $-0-            $-0-            $-0-              $-0-       $-0-
Farfour,          2001    $ -0-       $-0-      $-0-            $-0-            $-0-              $-0-       $-0-
sole officer
and
director

(1) In August 2001, Lauren Farfour was issued 1,750,000 shares of the restricted common stock of the Company in connection with organizing BBF, in exchange for services, the business plan of BBF and BBF's web site, trade name and domain names. For such issuance, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III,
     Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 2001, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of              Title of        Amount and Nature of           Percent of
Beneficial Owner                    Class            Beneficial Owner           Class
--------------------------------------------------------------------------------------------
Lauren Farfour(1)                   Common           1,750,000                  89.7%

All officers and directors
as a group (1 person)               Common           1,750,000                  89.7%

Frank G. Dickey(2)                  Common             200,000                  10.3%
--------------------


(1) In August 2001, Lauren Farfour was issued 1,750,000 shares of the restricted common stock of the Company in connection with organizing BBF, in exchange for services, the business plan of BBF and BBF's web site, trade name and domain names. For such issuance, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III,
     Item 12. "Certain Relationships and Related Transactions".

(2) In August 2001, the Company issued 200,000 shares of the Company's restricted common stock to Frank G. Dickey, counsel to BBF in exchange for legal services. For such issuance, the Company relied upon the 506
     Exemption and Section  292.410(1)(i)  of the Kentucky  Code.  See Part III,
     Item 12. "Certain Relationships and Related Transactions".

Item 12. Certain Relationships and Related Transactions

     In August 2001, Lauren Farfour was issued 1,750,000 shares of the restricted common stock of the Company in connection with organizing BBF, in exchange for services, the business plan of BBF and BBF's web site, trade name and domain names. For such issuance, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

     In August 2001, the Company issued 200,000 shares of the Company's restricted common stock to Frank G. Dickey, counsel to BBF in exchange for legal services. For such issuance, the Company relied upon the 506 Exemption and
Section 292.410(1)(i) of the Kentucky Code.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.          Exhibit Name
--------------       ---------------------
3.(i).1  [1]         Articles of Incorporation filed July 31, 2001.

3.(ii).1 [1]         By-Laws of the Company.

4.1      [1]         Specimen of Stock Certificate.

5.1      [1]         Opinion of Frank G. Dickey, Attorney at Law (including consent)

23.1     [1]         Consent of Durland & Company, CPAs, P.A.

23.2     [1]         Consent of Frank G. Dickey (filed as part of Exhibit 5.1)
--------------------

[1] Previously filed with the Company's Registration Statement on Form SB-2 filed October 3, 2001.

[2] Previously filed with the Company's Registration Statement on Form SB-2/A filed November 16, 2001.

*    Filed herewith

     (b) No reports on Form 8-K have been filed.

                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Burgers By Farfour, Inc.
                                  (Registrant)


Date: April 15, 2002             By: /s/ Lauren Farfour
                                 ------------------------------------
                                 Lauren Farfour, sole Officer and Director




     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.



Signature                    Title                            Date


/s/ Lauren Farfour
-------------------         sole Officer and Director         April 15, 2002

Lauren Farfour