Form 10QSB
period 2002-03-31
BURGERS BY FARFOUR INC
filed 2002-05-20
CIK 1160217

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2002

Commission file no.  333-70868

                            Burgers By Farfour, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Florida                                         65-1129569
-------------------------------                      ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                              Identification No.)

6166-1 Riverwalk Lane
Jupiter, FL                                                   33458
----------------------------------------             ---------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number (561) 832-1919

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
   Title of each class                                     which registered

          None                                                  None
-----------------------------                           ------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                     Frank G. Dickey
                                     1050 Chinoe Road, Suite 304
                                     Lexington, KY 40502
                                     (859) 268-4446 (Phone)
                                     (859) 268-4677 (Fax)

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X       No
                        ---         ---

     As of March 31, 2002, there were 1,952,500 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS




Balance Sheet..............................................................F-2

Statements of Operations...................................................F-3

Statements of Stockholders' Equity.........................................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statement...............................................F-6

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                             March 31, 2002     December 31, 2001
                                                                            ----------------- ---------------------
                                                                               (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash                                                                      $             970 $                   0
                                                                            ----------------- ---------------------

          Total current assets                                                            970                     0
                                                                            ----------------- ---------------------

Total Assets                                                                $             970 $                   0
                                                                            ================= =====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                                  $           3,050 $                   0
     Related party                                                                          0                     0
                                                                            ----------------- ---------------------

          Total current liabilities                                                     3,050                     0
                                                                            ----------------- ---------------------

Total Liabilities                                                                       3,050                     0
                                                                            ----------------- ---------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                              0                     0
  Common stock, $0.001 par value, authorized 100,000,000 shares;
      1,952,500 and 1,950,000 issued and outstanding, respectively                      1,952                 1,950
  Additional paid-in capital                                                            2,498                     0

  Deficit accumulated during the development stage                                     (6,530)               (1,950)
                                                                            ----------------- ---------------------

          Total stockholders' equity                                                   (2,080)                    0
                                                                            ----------------- ---------------------

Total Liabilities and  Stockholders' Equity                                 $             970 $                   0
                                                                            ================= =====================









     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                       From
                                                                                                   July 31, 2001
                                                                                                    (Inception)
                                                                           Three Months Ended         through
                                                                             March 31, 2002       March 31, 2002
                                                                         ---------------------- -------------------
Revenues                                                                 $                    0 $                 0
                                                                         ---------------------- -------------------

General and administrative expenses                                                       4,580               4,580
Legal fees                                                                                    0                 200
Services - related party                                                                      0               1,750
                                                                         ---------------------- -------------------

   Total expenses                                                                         4,580               6,530
                                                                         ---------------------- -------------------

Net loss                                                                 $               (4,580)$            (6,530)
                                                                         ====================== ===================

Loss per weighted average common share                                   $               (0.01)
                                                                         ======================

Number of weighted average common shares outstanding                                  1,951,222
                                                                         ======================













     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                        Deficit
                                                                                      Accumulated
                                                                      Additional       During the         Total
                                        Number of        Common         Paid-In       Development     Stockholders'
                                          Shares         Stock          Capital          Stage           Equity
                                       ------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, July 31, 2001                   0 $            0 $             0 $              0 $             0

Shares issued for services                 1,950,000          1,950               0                0           1,950

Net loss                                           0              0               0           (1,950)         (1,950)
                                       ------------- -------------- --------------- ---------------- ---------------

BALANCE, December 31, 2001                 1,950,000          1,950               0           (1,950)              0

Shares issued for cash                         2,500              2           2,498                0           2,500

Net loss                                           0              0               0           (4,580)         (4,580)
                                       ------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, March 31, 2002
(unaudited)                                1,952,500 $        1,952 $         2,498 $         (6,530)$        (2,080)
                                       ============= ============== =============== ================ ===============













     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)




                                                                                                        From
                                                                                                    July 31, 2001
                                                                                                     (Inception)
                                                                             Three Months Ended        through
                                                                               March 31, 2002      March 31, 2002
                                                                           ---------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $               (4,580)$          (6,530)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock issued for services                                                               0             1,950
Changes in operating assets and liabilities
        Increase (decrease) in accounts payable - trade                                     3,050             3,050
        Increase (decrease) in accounts payable - related party                                 0                 0
                                                                           ---------------------- -----------------

Net cash used by operating activities                                                      (1,530)           (1,530)
                                                                           ---------------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                      2,500             2,500
                                                                           ---------------------- -----------------

Net cash provided by financing activities                                                   2,500             2,500
                                                                           ---------------------- -----------------

Net increase (decrease) in cash                                                               970               970
                                                                           ---------------------- -----------------

CASH, beginning of period                                                                       0                 0
                                                                           ---------------------- -----------------

CASH, end of period                                                        $                  970 $             970
                                                                           ====================== =================











     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
               (Information with respect to the three months ended
                          March 31, 2002 is unaudited)


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

     h) Interim financial information The financial statements for the three months ended March 31, 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2)  Stockholders'  Equity The  Company  has  authorized  100,000,000  shares of
     $0.001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 1,950,000 shares of common stock issued and outstanding at March 31, 2002. The Company had issued none of its shares of preferred stock at March 31, 2002. On July 31, 2001, the Company issued 1,750,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company, and 200,000 shares of common stock to its legal counsel for services rendered in connection with the organization of the Company. During the first quarter, the Company sold 2,500 shares for $2,500 in cash, pursuant to its SB-2 offering.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $6,500 expiring at March 31, 2002. The amount recorded as deferred tax asset as of March 31, 2002 is approximately $1,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4)  Related Parties See Note (2) for shares issued for services.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $6,500 accumulated from July 31, 2001 (Inception) through March 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(6)  Subsequent Events
     (a) Initial public offering The Company filed a Form SB-2 in 2001, which was declared effective on January 4, 2002. Through this offering, the Company is attempting to raise $1,000,000 by selling 1,000,000 shares of common stock at $1.00 per share on a self-underwritten basis. Through April 12, 2002, the Company has received subscriptions totaling $8,500.

Item 2. Management's Discussion and Analysis

General

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

     Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

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

Results of Operations -For the Three Months Ending March 31, 2002 and From July 31, 2001 (inception) through March 31, 2002

Financial Condition, Capital Resources and Liquidity

     For the 1st quarter ended March 31, 2002 and from July 31, 2001 (inception) through March 31, 2002, the Company recorded no revenues. For the first quarter ended March 31, 2002 and from July 31, 2001 (inception) through March 31, 2002, the Company had general and administrative expenses of $4,580 and $4,580.

     For the 1st quarter ended March 31, 2002 and from July 31, 2001 (inception) through March 31, 2002, the Company had services expenses to a related party of $0 and $1,750 respectively.

     For the 1st quarter ended March 31, 2002 and from July 31, 2001 (inception) through March 31, 2002, the Company had total operating expenses of $4,580 and $6,530.

Net Losses

     For the 1st quarter ended March 31, 2002 and from July 31, 2001 (inception) through March 31, 2002, the Company reported a net loss from operations of $4,580 and $6,530 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At March 31, 2002, the Company employed one (1) person. She is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

     The Company believes that research and development is an important factor in its future growth. The restaurant industry is closely linked to technological advances, which produce new ways of producing product for its use by the public. Therefore, the Company must continually invest in the latest technology to appeal to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment and inventory may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

                                    PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

     In February 2002, the company sold 2,500 shares for $2,500 pursuant to the Registration Statement filed by the company and declared effective by Securities and Exchange Commission on January 3, 2002.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
-------------------------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation filed July 31, 2001.

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

23.1     [1]      Consent of Durland & Company, CPAs, P.A.

23.2     [1]      Consent of Frank G. Dickey (filed as part of Exhibit 5.1)
--------------------

[1] Previously filed with the Company's Registration Statement on Form SB-2 filed October 3, 2001.

[2] Previously filed with the Company's Registration Statement on Form SB-2/A filed November 16, 2001.

     (b) No reports on Form 8-K have been filed.

Item 2.  Description of Exhibits

     The documents required to be filed as Exhibits Number 2 and 6 and in Part III of Form 1-A filed as part of this Registration Statement on Form 10-SB are listed in Item 1 of this Part III above. No documents are required to be filed as Exhibit Numbers 3 , 5 or 7 in Part III of Form 1-A and the reference to such Exhibit Numbers is therefore omitted. The following additional exhibits are filed hereto:

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Burgers By Farfour, Inc.
                                  (Registrant)


Date: May 20, 2002         By:  /s/Lauren Farfour
                                --------------------------
                                Lauren Farfour
                                sole Officer and Director