Form 10QSB
period 2002-06-30
BURGERS BY FARFOUR INC
filed 2002-08-12
CIK 1160217

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2002

Commission file no.:  333-70868

                            Burgers By Farfour, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Florida                                    65-1129569
-------------------------------------           --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

6166-1 Riverwalk Lane
Jupiter, FL                                            33458
----------------------------------------        --------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (561) 832-1919

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
      Title of each class                                 which registered

                None                                           None
------------------------------------             -------------------------------

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

     As of June 30, 2002, there were 1,950,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I



Item 1.           Financial Statements






                          INDEX TO FINANCIAL STATEMENTS




Balance Sheet...............................................................F-2

Statements of Operations....................................................F-3

Statements of Stockholders' Equity..........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statement................................................F-6

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                                  June 30, 2002   December 31, 2001
                                                                                ----------------- ------------------
                                                                                   (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash                                                                          $              69 $                0
                                                                                ----------------- ------------------

          Total current assets                                                                 69                  0
                                                                                ----------------- ------------------

Total Assets                                                                    $              69 $                0
                                                                                ================= ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable
     Trade                                                                      $             500 $                0
     Related party                                                                              0                  0
                                                                                ----------------- ------------------

          Total current liabilities                                                           500                  0
                                                                                ----------------- ------------------

Total Liabilities                                                                             500                  0
                                                                                ----------------- ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                  0                  0
  Common stock, $0.001 par value, authorized 100,000,000 shares;
      1,959,150 and 1,950,000 issued and outstanding, respectively                          1,959              1,950
  Additional paid-in capital                                                                9,141                  0
  Deficit accumulated during the development stage                                        (11,531)            (1,950)
                                                                                ----------------- ------------------

          Total stockholders' equity (deficit)                                               (431)                 0
                                                                                ----------------- ------------------

Total Liabilities and  Stockholders' Equity (Deficit)                           $              69 $                0
                                                                                ================= ==================








     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                       From
                                                                                                   July 31, 2001
                                                                Three Months      Six Months        (Inception)
                                                                   Ended            Ended             through
                                                               June 30, 2002    June 30, 2002      June 30, 2002
                                                              ---------------- ---------------- -------------------
Revenues                                                      $              0 $              0 $                 0
                                                              ---------------- ---------------- -------------------

General and administrative expenses                                      5,001            9,581               9,581
Legal fees                                                                   0                0                 200
Services - related party                                                     0                0               1,750
                                                              ---------------- ---------------- -------------------

   Total expenses                                                        5,001            9,581              11,531
                                                              ---------------- ---------------- -------------------

Net loss                                                      $         (5,001)$         (9,581)$           (11,531)
                                                              ================ ================ ===================

Loss per weighted average common share                        $         (0.003)$         (0.005)
                                                              ================ ================

Number of weighted average common shares outstanding                 1,955,063        1,951,910
                                                              ================ ================













     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)




                                                                                     Deficit
                                                                                   Accumulated
                                                                   Additional       During the         Total
                                     Number of        Common         Paid-In       Development     Stockholders'
                                       Shares         Stock          Capital          Stage           Equity
                                    ------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, July 31, 2001                0 $            0 $             0 $              0 $             0

Shares issued for services              1,950,000          1,950               0                0           1,950

Net loss                                        0              0               0           (1,950)         (1,950)
                                    ------------- -------------- --------------- ---------------- ---------------

BALANCE, December 31, 2001              1,950,000          1,950               0           (1,950)              0

Shares issued for cash                      9,150              9           9,141                0           9,150

Net loss                                        0              0               0           (9,581)         (9,581)
                                    ------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, June 30, 2002           1,959,150 $        1,959 $         9,141 $        (11,531)$          (431)
(unaudited)
                                    ============= ============== =============== ================ ===============











     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)




                                                                                                  From
                                                                                              July 31, 2001
                                                                                               (Inception)
                                                                         Six Months Ended        through
                                                                           June 30, 2002      June 30, 2002
                                                                        ------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $            (9,581)$         (11,531)
Adjustments to reconcile net loss to net cash used by operating activities:
        Stock issued for services                                                         0             1,950
Changes in operating assets and liabilities
        Increase (decrease) in accounts payable - trade                                 500               500
        Increase (decrease) in accounts payable - related party                           0                 0
                                                                        ------------------- -----------------

Net cash used by operating activities                                                (9,081)           (9,081)
                                                                        ------------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                9,150             9,150
                                                                        ------------------- -----------------

Net cash provided by financing activities                                             9,150             9,150
                                                                        ------------------- -----------------

Net increase (decrease) in cash                                                          69                69
                                                                        ------------------- -----------------

CASH, beginning of period                                                                 0                 0
                                                                        ------------------- -----------------

CASH, end of period                                                     $                69 $              69
                                                                        =================== =================










     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                   (Information with respect to the six months
                       ended June 30, 2002 is unaudited)


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

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Use of estimates The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

     b) Start-Up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position
     (SOP) 98-5.

     c) Net loss per share Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     d) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to accounting principles generally accepted in the United States, and have been charged to operations.

     h) Interim financial information The financial statements for the six months ended June 30, 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2)  Stockholders'  Equity The  Company  has  authorized  100,000,000  shares of
     $0.001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 1,950,000 shares of common stock issued and outstanding at June 30, 2002. The Company had issued none of its shares of preferred stock at June 30, 2002. On July 31, 2001, the Company issued 1,750,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company, and 200,000 shares of common stock to its legal counsel for services rendered in connection with the organization of the Company. During the first and second quarters, the Company sold 9,150 shares for $9,150 in cash, pursuant to its SB-2 offering.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $11,500 expiring $2,000 at December 31, 2021 and $9,500 at December 31, 2022, respectively. The amount recorded as deferred tax asset as of June 30, 2002 is approximately $1,700, which represents the amount of tax benefit of the loss carry-forward. The Company

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes (Continued) has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  Related Parties See Note (2) for shares issued for services.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $11,500 accumulated from July 31, 2001 (Inception) through June 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(6)  Subsequent Events

     (a) Initial public offering The Company filed a Form SB-2 in 2001, which was declared effective on January 4, 2002. Through this offering, the Company is attempting to raise $1,000,000 by selling 1,000,000 shares of common stock at $1.00 per share on a self-underwritten basis. Through June 30, 2002, the Company has received subscriptions totaling $9,150.

Item 2. Management's Discussion and Analysis

General

     Certain statements contained in this quarerly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Results of Operations -For the Three and Six Months Ending June 30, 2002 and From July 31, 2001 (inception) through June 30, 2002

Financial Condition, Capital Resources and Liquidity

     For the 2nd quarter and six months ended June 30, 2002 and from July 31, 2001 (inception) through June 30, 2002, the Company recorded no revenues. For the second quarter ended June 30, 2002 the Company had general and administrative expenses of $5,001. For the six months ended June 30, 2002 and from July 31, 2001 (inception) through June 30, 2002, the Company had general and administrative expenses of $9,581.

     For the 2nd quarter and the six months ended June 30, 2002 the Company had services expenses to a related party of $0. From July 31, 2001 (inception) through June 30, 2002, the Company had services expenses to a related party of $1,750.

     For the 2nd quarter ended June 30, 2002, the Company had total operating expenses of $5,001. For the six months ended June 30, 2002, the Company had total operating expenses of $9,581. From July 31, 2001 (inception) through June 30, 2002, the Company had total operating expenses of $11,531.

Net Losses

     For the 2nd quarter ended June 30, 2002, the Company had a net loss of $5,001. For the six months ended June 30, 2002, the Company had a net loss of $9,581. From July 31, 2001 (inception) through June 30, 2002, the Company had a net loss of $11,531.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At June 30, 2002, the Company employed one (1) person. She is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

     The Company believes that research and development is an important factor in its future growth. The aquaculture industry is closely linked to technological advances, which produce new ways of producing product for its use by the public. Therefore, the Company must continually invest in the latest technology to appeal to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment and inventory may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.


PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
--------------------------------------------------------------------------------

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


                            Burgers By Farfour, Inc.
                                  (Registrant)


Date: August 9, 2002                     By: /s/ Lauren Farfour
                                            --------------------------
                                            Lauren Farfour
                                            sole Officer and Director