Form 10QSB
period 2002-09-30
BURGERS BY FARFOUR INC
filed 2002-11-18
CIK 1160217

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission file no.  333-70868

                            Burgers By Farfour, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Florida                                        65-1129569
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                              Identification No.)

512 North Country Club Drive
Atlantis, Florida                                            33462
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (561) 832-1919

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange on
      Title of each class                              which registered

                None                                           None
-----------------------------                    -------------------------------

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

     As of September 30, 2002, there were 1,959,650 shares of voting stock of the registrant issued and outstanding.

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

Statements of Stockholders' Equity..........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statement................................................F-6

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                         September 30, 2002     December 31, 2001
                                                                       ---------------------- ---------------------
                                                                            (unaudited)
                                ASSETS
CURRENT ASSETS
  Cash                                                                 $                  410 $                   0
                                                                       ---------------------- ---------------------

          Total current assets                                                            410                     0
                                                                       ---------------------- ---------------------

Total Assets                                                           $                  410 $                   0
                                                                       ====================== =====================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable
     Trade                                                             $                1,350 $                   0
     Related party                                                                          0                     0
                                                                       ---------------------- ---------------------

          Total current liabilities                                                     1,350                     0
                                                                       ---------------------- ---------------------

Total Liabilities                                                                       1,350                     0
                                                                       ---------------------- ---------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                              0                     0
  Common stock, $0.001 par value, authorized 100,000,000 shares;
      1,959,650 and 1,950,000 issued and outstanding, respectively                      1,960                 1,950
  Additional paid-in capital                                                            9,640                     0
  Deficit accumulated during the development stage                                    (12,540)               (1,950)
                                                                       ---------------------- ---------------------

          Total stockholders' equity (deficit)                                           (940)                    0
                                                                       ---------------------- ---------------------

Total Liabilities and  Stockholders' Equity (Deficit)                  $                  410 $                   0
                                                                       ====================== =====================



     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)


                                                                                   From            From
                                                                               July 31, 2001    July 31, 2001
                                                 Three Months    Nine Months    (Inception)      (Inception)
                                                     Ended          Ended            to            through
                                                 September 30,  September 30,  September 30,    September 30,
                                                     2002           2002            2001            2002
                                                --------------- -------------- -------------- -----------------
Revenues                                        $             0 $            0 $            0 $               0
                                                --------------- -------------- -------------- -----------------

General and administrative expenses                       1,009         10,590              0            10,590
Legal fees                                                    0              0            200               200
Services - related party                                      0              0          1,750             1,750
                                                --------------- -------------- -------------- -----------------

   Total expenses                                         1,009         10,590          1,950            12,540
                                                --------------- -------------- -------------- -----------------

Net loss                                        $        (1,009)$       (10,590)$       (1,950)$        (12,540)
                                                =============== ============== ============== =================

Loss per weighted average common share          $         (0.01)$        (0.01)$        (0.01)
                                                =============== ============== ==============

Number of weighted average common shares
outstanding                                           1,959,590      1,956,215      1,950,000
                                                =============== ============== ==============





     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)




                                                                                           Deficit
                                                                                         Accumulated
                                                                         Additional       During the         Total
                                           Number of        Common         Paid-In       Development     Stockholders'
                                             Shares         Stock          Capital          Stage           Equity
                                           ------------ -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, July 31, 2001                      0 $            0 $             0 $              0 $             0

Shares issued for services                    1,950,000          1,950               0                0           1,950

Net loss                                              0              0               0           (1,950)         (1,950)
                                           ------------ -------------- --------------- ---------------- ---------------

BALANCE, December 31, 2001                    1,950,000          1,950               0           (1,950)              0

Shares issued for cash                            9,650             10           9,640                0           9,650

Net loss                                              0              0               0          (10,590)        (10,590)
                                           ------------ -------------- --------------- ---------------- ---------------

ENDING BALANCE, September 30, 2002
(unaudited)                                   1,959,650 $        1,960 $         9,640 $        (12,540)$          (940)
                                           ============ ============== =============== ================ ===============







     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                             From           From
                                                                                        July 31, 2001   July 31, 2001
                                                                         Nine Months     (Inception)     (Inception)
                                                                            Ended             to           through
                                                                        September 30,   September 30,   September 30,
                                                                             2002            2001           2002
                                                                        -------------- ---------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $      (10,590)$         (1,950)$      (12,540)
Adjustments to reconcile net loss to net cash used by operating activities:
        Stock issued for services                                                    0            1,950          1,950
Changes in operating assets and liabilities
        Increase (decrease) in accounts payable - trade                          1,350                0          1,350
        Increase (decrease) in accounts payable - related party                      0                0              0
                                                                        -------------- ---------------- --------------

Net cash used by operating activities                                           (9,240)               0         (9,240)
                                                                        -------------- ---------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                           9,650                0          9,650
                                                                        -------------- ---------------- --------------

Net cash provided by financing activities                                        9,650                0          9,650
                                                                        -------------- ---------------- --------------

Net increase (decrease) in cash                                                    410                0            410
                                                                        -------------- ---------------- --------------

CASH, beginning of period                                                            0                0              0
                                                                        -------------- ---------------- --------------

CASH, end of period                                                     $          410 $              0 $          410
                                                                        ============== ================ ==============





     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the nine months
                     ended September 30, 2002 is unaudited)


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

     h) Interim financial information The financial statements for the nine months ended September 30, 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2)  Stockholders'  Equity The  Company  has  authorized  100,000,000  shares of
     $0.001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 1,959,650 shares of common stock issued and outstanding at September 30, 2002. The Company had issued none of its shares of preferred stock at September 30, 2002. On July 31, 2001, the Company issued 1,750,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company, and 200,000 shares of common stock to its legal counsel for services rendered in connection with the organization of the Company. During the first and second quarters, the Company sold 9,650 shares for $9,650 in cash, pursuant to its SB-2 offering.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $12,500 expiring $2,000 at December 31, 2021 and $10,500 at December 31, 2022, respectively. The amount recorded as deferred tax asset as of September 30, 2002 is approximately $1,900, which represents the amount of tax benefit of the loss carry-forward. The Company has

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes (Continued) established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  Related Parties See Note (2) for shares issued for services.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $12,500 accumulated from July 31, 2001 (Inception) through September 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(6)  Subsequent Events
     (a) Initial public offering The Company filed a Form SB-2 in 2001, which was declared effective on January 4, 2002. Through this offering, the Company is attempting to raise $1,000,000 by selling 1,000,000 shares of common stock at $1.00 per share on a self-underwritten basis. Through September 30, 2002, the Company has received subscriptions totaling $9,650.

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

Results of Operations -For the Three and Nine Months Ending September 30, 2002 and From July 31, 2001 (inception) through September 30, 2002

Financial Condition, Capital Resources and Liquidity

     For the 3rd quarter and nine months ended September 30, 2002 and from July 31, 2001 (inception) through September 30, 2002, the Company recorded no revenues. For the third quarter ended September 30, 2002 the Company had general and administrative expenses of $1,000. For the nine months ended September 30, 2002 and from July 31, 2001 (inception) through September 30, 2002, the Company had general and administrative expenses of $10,500 and $0.

     For the 3rd quarter and the nine months ended September 30, 2002 the Company had services expenses to a related party of $0. From July 31, 2001 (inception) through September 30, 2002, the Company had services expenses to a related party of $1,750.

     For the 3rd quarter ended September 30, 2002, the Company had total operating expenses of $1,000. For the nine months ended September 30, 2002, the Company had total operating expenses of $10,600. From July 31, 2001 (inception) through September 30, 2002, the Company had total operating expenses of $2,000.

Net Losses

     For the 3rd quarter ended September 30, 2002, the Company had a net loss of $1,000. For the nine months ended September 30, 2002, the Company had a net loss of $10,600. From July 31, 2001 (inception) through September 30, 2002, the Company had a net loss of $2,000.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At September 30, 2002, the Company employed one (1) person. She is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
---------------------------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation filed July 31, 2001.

3.(ii).1 [1]      By-Laws of the Company.

4.1      [1]      Specimen of Stock Certificate.

5.1      [1]      Opinion of Frank G. Dickey, Attorney at Law (including consent)

23.1     [1]      Consent of Durland & Company, CPAs, P.A.

23.2     [1]      Consent of Frank G. Dickey (filed as part of Exhibit 5.1)

99.1      *       Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *       Sarbanes-Oxley Certification by Chief Financial Officer.
--------------------

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


                            Burgers By Farfour, Inc.
                           --------------------------
                                  (Registrant)


Date: November 14, 2002            By: /s/ Lauren Farfour
                                   --------------------------
                                   Lauren Farfour
                                   sole Officer and Director

                                 CERTIFICATIONS


     I, Lauren Farfour, certify that:

     1. I have reviewed this quarterly report on Form 10QSB of Burgers By Farfour, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 14, 2002

/s/ Lauren Farfour
-----------------------------------------------------
Lauren Farfour
Chief Executive Officer (or equivalent thereof)


     I, Lauren Farfour, certify that:

     1. I have reviewed this quarterly report on Form 10QSB of Burgers By Farfour, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 14, 2002

/s/ Lauren Farfour
-----------------------------------------------------
Lauren Farfour
Chief Financial Officer (or equivalent thereof)