Form 10KSB
period 2002-12-31
BURGERS BY FARFOUR INC
filed 2003-04-15
CIK 1160217

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

                         Common Stock, $0.001 par value
                           -------------------------
                                (Title of class)

Copies of Communications Sent to:

                                Carl N. Duncan
                                Duncan, Blum & Associates
                                5718 Tanglewood Drive
                                Bethesda, MD 10817
                                (301) 263-0200 (Phone)
                                (301) 263-0300 (Fax)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X] No [_]

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

The Company filed a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on January 4, 2002. Since that time, the Company has received a total of $12,300 pursuant to subscriptions for a total of 12,300 shares sold under the Registration Statement.

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

Effect of Probable Governmental Regulation on the Business

None.

Cost and Effects of Compliance with Environmental Laws

None.

Employees and Consultants

At December 31, 2002, the Company employed one (1) person. Lauren Farfour, BBF's sole executive officer and director, devotes approximately ten (10) hours per week to company activities. BBF has no written employment contract. She is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company may employ additional personnel, as necessary, to accommodate future sales and production requirements.

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

b) Holders.

As of December 31, 2002, there were thirty (30) holders of record of the Company's common stock.

As of December 31, 2002, the Company had 1,962,300 shares of its common stock issued and outstanding, 1,950,000 of which were restricted Rule 144 shares and 12,300 of which were free-trading. Of the Rule 144 shares, all shares have been held by affiliates of the Company for more than one (1) year.

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

Results of Operations - For the Year Ended December 31, 2002 and 2001

Revenues

To date the Company has had no revenues.

The Company currently has no contracts in place. Therefore, there is no assurance that the Company will be able to successfully implement its business plan.

Operating Expenses

General and Administrative

For the years ended December 31, 2002 and 2001, the Company recorded General and Administrative Expenses of $14,002 and $0, respectively.

Assets and Liabilities

Assets were $148 and $0 as of December 31, 2002 and 2001. Liabilities were $1,850 and $0 as of December 31, 2002 and 2001.

Stockholders' Equity

Stockholders' equity was (1,702) and 0 as of December 31, 2002 and 2001.

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

Statements of Cash Flows.....................................................F-6

Notes to Financial Statement.................................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Burgers by Farfour, Inc.
(A Development Stage Enterprise)
Palm Beach, Florida

We have audited the accompanying balance sheet of Burgers by Farfour, Inc., a development stage enterprise, as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the period from July 31, 2001 (Inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burgers by Farfour, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the period from July 31, 2001 (Inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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



                                               /s/ Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
April 14, 2003

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                       December 31,        December 31,
                                                                           2002                2001
                                                                    ---------------------------------------
                                   ASSETS
CURRENT ASSETS
  Cash                                                              $               148 $                 0
                                                                    ------------------- -------------------

          Total current assets                                                      148                   0
                                                                    ------------------- -------------------

Total Assets                                                        $               148 $                 0
                                                                    =================== ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                          $             1,850 $                 0
     Related party                                                                    0                   0
                                                                    ------------------- -------------------

          Total current liabilities                                               1,850                   0
                                                                    ------------------- -------------------

Total Liabilities                                                                 1,850                   0
                                                                    ------------------- -------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                        0                   0
  Common stock, $0.001 par value, authorized 100,000,000 shares;
      1,962,300 and 1,950,000 issued and outstanding                              1,962               1,950
  Additional paid-in capital                                                     12,288                   0
  Deficit accumulated during the development stage                              (15,952)             (1,950)
                                                                    ------------------- -------------------

          Total stockholders' equity                                             (1,702)                  0
                                                                    ------------------- -------------------

Total Liabilities and  Stockholders' Equity                         $               148 $                 0
                                                                    =================== ===================









     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations




                                                                                                       From
                                                                                                  July 31, 2001
                                                                   Year Ended December 31,         (Inception)
                                                                ------------------------------        through
                                                                      2002           2001       December 31, 2002
                                                                --------------- -------------- --------------------
Revenues                                                        $             0 $            0 $                  0
                                                                --------------- -------------- --------------------

General and administrative expenses                                      14,002              0               14,002
Legal fees                                                                    0            200                  200
Services - related party                                                      0          1,750                1,750
                                                                --------------- -------------- --------------------

   Total expenses                                                        14,002          1,950               15,952
                                                                --------------- -------------- --------------------

Net loss                                                        $       (14,002)$       (1,950)$            (15,952)
                                                                =============== ============== ====================

Loss per weighted average common share                          $         (0.01)$       (0.001)
                                                                =============== ==============

Number of weighted average common shares outstanding                  1,955,949      1,950,000
                                                                =============== ==============









     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                            Deficit
                                                                                          Accumulated
                                                                          Additional       During the         Total
                                            Number of        Common         Paid-In       Development     Stockholders'
                                              Shares         Stock          Capital          Stage           Equity
                                          -------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, July 31, 2001                       0 $            0 $             0 $              0 $             0

 Shares issued for services                    1,950,000          1,950               0                0           1,950

Net loss                                               0              0               0           (1,950)         (1,950)
                                          -------------- -------------- --------------- ---------------- ---------------

BALANCE, December 31, 2001                     1,950,000          1,950               0           (1,950)              0

Shares issued for cash                            12,300             12          12,288                0          12,300
Net loss                                               0              0               0          (14,002)        (14,002)
                                          -------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, December 31, 2002              1,962,300 $        1,962 $        12,288 $        (15,952)$        (1,702)
                                          ============== ============== =============== ================ ===============
















     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows




                                                                                                       From
                                                                                                  July 31, 2001
                                                                  Year Ended December 31,          (Inception)
                                                              --------------------------------       through
                                                                   2002             2001        December 31, 2002
                                                              --------------- ---------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $       (14,002)$         (1,950)$            (15,952)
Adjustments to reconcile net loss to net cash used by
operating activities:
    Stock issued for services                                               0            1,950                1,950
Changes in operating assets and liabilities
    Increase (decrease) in accounts payable - trade                     1,850                0                1,850
    Increase (decrease) in accounts payable - related party                 0                0                    0
                                                              --------------- ---------------- --------------------

Net cash used by operating activities                                 (12,152)               0              (12,152)
                                                              --------------- ---------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                 12,300                0               12,300
                                                              --------------- ---------------- --------------------

Net cash provided by financing activities                              12,300                0               12,300
                                                              --------------- ---------------- --------------------

Net increase (decrease) in cash                                           148                0                  148
                                                              --------------- ---------------- --------------------

CASH, beginning of period                                                   0                0                    0
                                                              --------------- ---------------- --------------------

CASH, end of period                                           $           148 $              0 $                148
                                                              =============== ================ ====================














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

(2)  Stockholders'  Equity The  Company  has  authorized  100,000,000  shares of
     $0.001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 1,950,000 shares of common stock issued and outstanding at December 31, 2002. The Company had issued none of its shares of preferred stock at December 31, 2002. On July 31, 2001, the Company issued 1,750,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company, and 200,000 shares of common stock to its legal counsel for services rendered in connection with the organization of the Company. In 2002, the Company issued 12,300 shares of common stock in exchange for $12,300 in cash under its effective SB-1 Registration Statement.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $15,950 expiring $14,00 and $1,950 at December 31, 2022 and 2021, respectively. The amount recorded as deferred tax asset as of December 31, 2002 is approximately $2,400, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4)  Related Parties See Note (2) for shares issued for services.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $16,000 accumulated from July 31, 2001 (Inception) through December 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(6) Initial Public Offering The Company filed a Form SB-2 in 2001, which was declared effective on January 4, 2002. Through this offering, the Company is attempting to raise $1,000,000 by selling 1,000,000 shares of common stock at $1.00 per share on a self-underwritten basis. Through December 31, 2002, the Company has received subscriptions totaling $12,300.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.


Name                   Age         Position(s) with Company
---------------        -----       ---------------------------
Lauren Farfour         30          sole officer and director


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

Family Relationships

None.

Business Experience

Lauren Farfour, age 30, resides at 6166-1 Riverwalk Lane, Jupiter, FL 33458. She holds a Bachelor of Arts degree from the University of North Carolina at Chapel Hill, Chapel Hill, NC, graduating in1994. Upon graduation she became Managing Partner/Business Manager of Clarence Foster's Restaurant & Bar, Wrightsville Beach, NC, supervising a staff of approximately 50 employees, coordinating and carrying out special events and private parties and handling all financial aspects of the business including accounts payable, accounts receivable, payroll, taxes, monthly bank reconciliation and profit and loss reports. Ms. Farfour resigned from this employment to accept a Marketing Associate position in 1999 at Sysco Food Services of Charlotte, Wilmington, NC, in which position she serviced existing accounts, processed orders, collections and developed information with respect to company product lines. Such employment also included expanding current territory by identifying potential customers, and setting up new accounts. Upon termination of this employment, Ms. Farfour accepted a position in 2000 with DP Martin & Associates, Inc., Palm Beach, FL, relocating for personal reasons. Her current position is Vice President of Marketing/Director of Finance where she is responsible for marketing and promoting clients in an investor relations firm, and maintaining a database of over 50,000 investors. In this position, she also handles all in-house accounting responsibilities for the firm, prepares comprehensive budgets, business plans and constantly evaluates the current business structure.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers and key employees for services rendered to the Company during the Company's fiscal year ended 2002, 2001 and 2000 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.


SUMMARY COMPENSATION TABLE
                                                                        Long Term Compensation
                             Annual Compensation                       Awards                        Payouts
(a)               (b)     (c)         (d)       (e)             (f)             (g)               (h)        (i)
                                                Other           Restricted      Securities        LTIP       All
Name and                                        Annual           Stock          Underlying        Pay-       Other
Principal         Year    Salary      Bonus     Compen-         Award(s)        Options/          outs       Compen-
Position                  ($)         ($)       sation ($)      ($)             SARs  (f)                    sation ($)
----------        ----    ------     ------     ---------       --------       -----------       ------     -----------
Lauren            2002    $ -0-       $-0-      $-0-            $-0-            $-0-              $-0-       $-0-
Farfour           2000    $ -0-       $-0-      $-0-            $-0-            $-0-              $-0-       $-0-
sole officer      2001    $ -0-       $-0-      $-0-            $-0-            $-0-              $-0-       $-0-
and director

Compensation of Directors

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2002, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of             Title of     Amount and Nature of     Percent of
Beneficial Owner                 Class         Beneficial Owner           Class
--------------------------------------------------------------------------------
Lauren Farfour                   Common        1,750,000                  89.2%

All officers and directors
as a group (1 person)            Common        1,750,000                  89.2%

Frank G. Dickey                  Common          200,000                  10.2%
--------------------

Item 12. Certain Relationships and Related Transactions

None.

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

4.1      [1]         Specimen of Stock Certificate.

5.1      [1]         Opinion of Frank G. Dickey, Attorney at Law (including consent)

23.1     [1]         Consent of Durland & Company, CPAs, P.A.

23.2     [1]         Consent of Frank G. Dickey (filed as part of Exhibit 5.1)

23.3      *          Consent of Durland & Company, CPAs, P.A.

99.1      *          Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350.

99.2      *          Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350.
-----------------


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

                            Burgers By Farfour, Inc.
                                  (Registrant)



Date: April 15, 2003             By: /s/ Lauren Farfour
                                 ------------------------------------
                                 Lauren Farfour, sole Officer and Director


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.



Signature                    Title                            Date


/s/ Lauren Farfour
-------------------         sole Officer and Director         April 15, 2003

                                 CERTIFICATIONS

I, Lauren Farfour, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Burgers By Farfour, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

          (a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

          (c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                        By:  /s/ Lauren Farfour
                            --------------------------------------------
                            Lauren Farfour
                            Chief Executive Officer or equivalent thereof

I, Lauren Farfour, certify that:

     1. I have reviewed this annual report on form 10-KSB of Burgers By Farfour, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

          (a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

          (c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                        By:  /s/ Lauren Farfour
                            --------------------------------------------
                            Lauren Farfour
                            Chief Financial Officer or equivalent thereof