Form 10QSB
period 2003-03-31
BURGERS BY FARFOUR INC
filed 2003-05-20
CIK 1160217

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2003

Commission file no.: 333-70868

                            Burgers By Farfour, Inc.
                     --------------------------------------
                 (Name of small business issuer in its charter)


             Florida                                        65-1129569
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                              Identification No.)

3930 E. 4th Avenue                                     33013
Hialeah, Florida
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (305) 822-4581

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

                         Common Stock, $0.001 par value
                          ----------------------------
                                (Title of class)

Copies of Communications Sent to:

                                Maria A. Fernandez
                                Fernandez Friedman Grossman Kohn & Son PLLC
                                2400 National City Tower
                                101 South Fifth Street
                                Louisville, KY 40202_3103
                                Phone: (502) 589-1001
                                Fax: (502) 589-7333







Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                Yes [X] No [_]


As of May 19, 2003 there were 2,081,300 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS




Balance Sheet................................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statement.................................................F-6

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                       March 31, 2003  December 31, 2002
                                                                      --------------- ------------------
                                                                          (unaudited)
          ASSETS

CURRENT ASSETS
  Cash                                                                $            98 $              148
                                                                      --------------- ------------------

          Total current assets                                                     98                148
                                                                      --------------- ------------------

Total Assets                                                          $            98 $              148
                                                                      =============== ==================

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable
     Trade                                                            $         4,850 $            1,850
     Related party                                                                  0                  0
                                                                      --------------- ------------------

          Total current liabilities                                             4,850              1,850
                                                                      --------------- ------------------

Total Liabilities                                                               4,850              1,850
                                                                      --------------- ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                      0                  0
  Common stock, $0.001 par value, authorized 100,000,000 shares;
      1,962,000 issued and outstanding                                          1,962              1,962
  Additional paid-in capital                                                   12,288             12,288
  Deficit accumulated during the development stage                            (19,002)           (15,952)
                                                                      --------------- ------------------

          Total stockholders' equity                                           (4,752)            (1,702)
                                                                      --------------- ------------------

Total Liabilities and  Stockholders' Equity                           $            98 $              148
                                                                      =============== ==================







     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)


                                                                                                            From
                                                                                                        July 31, 2001
                                                              Three Months         Three Months         (Inception)
                                                                 Ended                Ended                through
                                                             March 31, 2003       March 31, 2002       March 31, 2003
                                                          --------------------- ------------------ ----------------------
Revenues                                                  $                   0 $                0 $0
                                                          --------------------- ------------------ ----------------------

General and administrative expenses                                       3,050              4,580                 17,052
Legal fees                                                                    0                  0                    200
Services - related party                                                      0                  0                  1,750
                                                          --------------------- ------------------ ----------------------

   Total expenses                                                         3,050              4,580                 19,002
                                                          --------------------- ------------------ ----------------------

Net loss                                                  $              (3,050)$           (4,580)$              (19,002)
                                                          ===================== ================== ======================

Loss per weighted average common share                    $               (0.00)$           (0.01)
                                                          ===================== ==================

Number of weighted average common shares outstanding                  1,962,000          1,951,222
                                                          ===================== ==================












     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                           Deficit
                                                                                         Accumulated
                                                                        Additional       During the            Total
                                       Number of       Common             Paid-In        Development       Stockholders'
                                         Shares         Stock             Capital           Stage              Equity
                                    ---------------- --------------  ----------------- ----------------- ------------------
BEGINNING BALANCE, July 31, 2001                   0 $            0  $               0 $               0 $                0

Shares issued for services                 1,950,000          1,950                  0                 0              1,950

Net loss                                           0              0                  0            (1,950)            (1,950)
                                    ---------------- --------------  ----------------- ----------------- ------------------

BALANCE, December 31, 2001                 1,950,000          1,950                  0            (1,950)                 0

Shares issued for cash                        12,300             12             12,288                 0             12,300

Net loss                                           0              0                  0           (14,002)           (14,002)
                                    ---------------- --------------  ----------------- ----------------- ------------------

BALANCE, December 31, 2002                 1,962,300          1,962             12,288           (15,952)            (1,702)

Net loss                                           0              0                  0            (3,050)            (3,050)
                                    ---------------- --------------  ----------------- ----------------- ------------------

ENDING BALANCE, March 31, 2003
(unaudited)                                1,962,300 $        1,962  $          12,288 $         (19,002)$           (4,752)
                                    ================ ==============  ================= ================= ==================












     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)




                                                                                                            From
                                                                                                        July 31, 2001
                                                                     Three Months      Three Months      (Inception)
                                                                         Ended            Ended            through
                                                                    March 31, 2003    March 31, 2002   March 31, 2003
                                                                   ---------------- ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $         (3,050)$          (4,580)$        (19,002)
Adjustments to reconcile net loss to net cash used by operating activities:
        Stock issued for services                                                 0                 0            1,950
Changes in operating assets and liabilities
        Increase (decrease) in accounts payable - trade                       3,000             3,050            4,850
        Increase (decrease) in accounts payable - related party                   0                 0                0
                                                                   ---------------- ----------------- ----------------

Net cash used by operating activities                                           (50)           (1,530)         (12,202)
                                                                   ---------------- ----------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                            0             2,500           12,300
                                                                   ---------------- ----------------- ----------------

Net cash provided by financing activities                                         0             2,500           12,300
                                                                   ---------------- ----------------- ----------------

Net increase (decrease) in cash                                                 (50)              970               98
                                                                   ---------------- ----------------- ----------------

CASH, beginning of period                                                       148                 0                0
                                                                   ---------------- ----------------- ----------------

CASH, end of period                                                $             98 $             970 $             98
                                                                   ================ ================= ================











     The accompanying notes are an integral part of the financial statements

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the three months
                  ended March 31, 2003 and 2002 is unaudited)


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

     e) Interim financial information The financial statements for the three months ended March 31, 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

     In 2002, the Company issued 12,300 shares of common stock in exchange for $12,300 in cash under its effective SB-2 Registration Statement.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $19,000 expiring $3,050, $14,000, $1,950 at December 31, 2023, 2022 and 2021, respectively. The amount recorded as deferred tax asset as of March 31, 2003 is ap-

                            Burgers by Farfour, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes (Continued) proximately $2,800, which represents the amount of tax benefit of the loss carry- forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  Related Parties See Note (2) for shares issued for services.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $19,000 accumulated from July 31, 2001 (Inception) through March 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(6) Initial Public Offering The Company filed a Form SB-2 in 2001, which was declared effective on January 4, 2002. Through this offering, the Company is attempting to raise $1,000,000 by selling 1,000,000 shares of common stock at $1.00 per share on a self-underwritten basis. In 2002, the Company issued 12,300 shares of common stock in exchange for $12,300 in cash under this Registration Statement.

(7)  Subsequent Events
     a) Initial Public Offering In April 2003, the Company sold an additional 19,000 shares of common stock under this offering in exchange for $19,000. The offering under this registration expired at the end of April 2003.

     b) Private Offering of Common Stock In May 2003, the Company received two subscriptions from one individual for 100,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.50 per share, each. One of the subscriptions was funded immediately. The second subscription for an addition $50,000 is to be funded when the Company opens its first restaurant location.

     c) Change of Control In May 2003, the former President of the Company elected to sell 1,550,000 of her 1,750,000 shares of the Company to an individual with significant restaurant/fast food experience, thereby changing voting control of the Company. She also resigned as an officer and director of the Company. At a stockholders meeting held May 17, 2003, the individual who purchased this block of stock was elected as the sole director of the Company, and subsequently was named as the sole officer of the Company.

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

Discussion and Analysis

The Company was incorporated on July 31, 2001 in the State of Florida with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches. (See "Other Information"). On May 17, 2003 with a change of control, the Company modified its business plan to provide for the establishment of small local restaurants which sell basic Latin food with a Cuban/Mojo flavor and appeal to it under the name Les Fritas and to change its name to Fabulous Fritas Corporation.

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

Results of Operations -For the Three Months Ending March 31, 2003 and 2002.

Financial Condition, Capital Resources and Liquidity

For the 1st quarter ended March 31, 2003 and 2002, the Company recorded no revenues. For the 1st quarter ended March 31, 2003 and 2002 the Company had general and administrative expenses of $3,050 and $4,580, respectively.

For the 1st quarter ended March 31, 2003 and 2002 the Company had services expenses to a related party of $0.

For the 1st quarter ended March 31, 2003 and 2002, the Company had total operating expenses of $3,050 and $4,580 respectively.

Net Losses

For the 1st quarter ended March 31, 2003 and 2002, the Company had net losses of $3,050 and $4,580 respectively.

The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

At May 19, 2003, the Company employed one (1) person. He is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

                                     PART II

Item 1. Legal Proceedings.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise. A general meeting without proxy solicitation was held on May 17, 2003, at which a new director was elected and the existing auditor was approved for the next fiscal year.

Item 5. Other Information

On May 17, 2003, Ms. Lauren Farfour sold a total of 1,550,000 shares of the common stock of the Company owned by her to Ricardo Jara for the sum of $100.00 while retaining a 200,000 share ownership in Registrant. At that time Mr. Jara assumed control of Registrant on and after May 17, 2003, becoming its largest shareholder.

On May 17, 2003, the Company held a meeting of Shareholders in which 100% of the Shareholders were present in person or by telephone. At the meeting, Ricardo Jara was elected the Sole Director. At a meeting of the Board of Directors thereafter, Mr. Jara was appointed President, Secretary and Treasurer of the Company.

In addition the Shareholders unanimously approved: (a.) a modification of the business plan; (b.) a change of the name of the Company to Fabulous Fritas Corporation; (c.) a relocation of the business to 3930 E. 4th Avenue, Hialeah, Florida 33013; and (d.) approved a 10 for 1 forward split of all issued and outstanding common stock of the Company as of May 23, 2003, such stock split effective as of the close of business on that date.

The modification of the business plan is to establish small local restaurants which sell basic Latin food with a Cuban/Mojo flavor and appeal to it under the name Les Fritas and to change the name of the Company to Fabulous Fritas Corporation.

a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name               Age       Position(s) with Company
--------------     ----      ----------------------------------
Ricardo Jara        45       President, Secretary and Treasurer

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

Mr. Jara is the current owner of Asturias Restaurant in Hialeah, Florida, which specializes in Latin-American and Spanish cuisine. He has worked in this capacity since March 1993. Mr. Jara graduated from Miami-Dade Community College in 1979 with a degree in electrical engineering. He is 45 years of age.

The following table sets forth information as of May 17, 2003, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.


Name and Address                  Title     Amount and Nature    Percent
      of                           of              of              of
Beneficial Owner                  Class      Beneficial Owner     Class
----------------------------    ---------  -------------------   -------
Ricardo Jara                     common     1,550,000            74%

All Executive Officers and
Directors as a Group
(One (1) person)
----------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.   Description
---------     -----------------------

99.1      *   Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *   Sarbanes-Oxley Certification by Chief Financial Officer.
----------------

* Filed herewith

Item 2. Description of Exhibits

The documents required to be filed as Exhibits Number 2 and 6 and in Part III of Form 1-A filed as part of this Registration Statement on Form 10-SB are listed in Item 1 of this Part III above. No documents are required to be filed as Exhibit Numbers 3 , 5 or 7 in Part III of Form 1-A and the reference to such Exhibit Numbers is therefore omitted.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Burgers By Farfour, Inc.
                           -------------------------
                                  (Registrant)



Date:    May 20, 2003         By: /s/ Ricardo Jara
                                ----------------------------------
                                   Ricardo Jara
                                   Sole Officer and Director

                                 Certifications

I, Ricardo Jara, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Burgers By Farfour, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Ricardo Jara
----------------------------
Ricardo Jara
Chief Executive Officer (or the equivalent thereof)

I, Ricardo Jara, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Burgers By Farfour, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


/s/ Ricardo Jara
----------------------------
Ricardo Jara
Chief Financial Officer (or the equivalent thereof)