Form 10QSB
period 2003-06-30
FABULOUS FRITAS CORP
filed 2003-08-18
CIK 1160217

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2003

Commission file no.: 333-70868

                           Fabulous Fritas Corporation
               -------------------------------------------------
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

Issuer's telephone number: (305) 822-4581


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

        Yes [X]    No [_]

As of June 30, 2003 there were 19,813,000 shares of voting stock of the registrant issued and outstanding.

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

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statement.................................................F-6

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                                  Balance Sheet



                                                                              June 30, 2003     December 31, 2002
                                                                            ----------------- ---------------------
                                                                               (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash                                                                      $          11,379 $                 148
                                                                            ----------------- ---------------------

          Total current assets                                                         11,379                   148
                                                                            ----------------- ---------------------

Total Assets                                                                $          11,379 $                 148
                                                                            ================= =====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                                  $               0 $               1,850
     Related party                                                                          0                     0
                                                                            ----------------- ---------------------

          Total current liabilities                                                         0                 1,850
                                                                            ----------------- ---------------------

Total Liabilities                                                                           0                 1,850
                                                                            ----------------- ---------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                              0                     0
  Common stock, $0.001 par value, authorized 100,000,000 shares;
      19,813,000 and 1,962,000 issued and outstanding, respectively                    19,813                 1,962
  Additional paid-in capital                                                           13,437                12,288
  Deficit accumulated during the development stage                                    (21,871)              (15,952)
                                                                            ----------------- ---------------------

          Total stockholders' equity                                                   11,379                (1,702)
                                                                            ----------------- ---------------------

Total Liabilities and  Stockholders' Equity                                 $          11,379 $                 148
                                                                            ================= =====================










     The accompanying notes are an integral part of the financial statements

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                             From
                                                     Three Months Ended        Six Months Ended          July 31, 2001
                                                          June 30,                 June 30,               (Inception)
                                                   ----------------------- -------------------------        through
                                                       2003        2002        2003         2002         June 30, 2003
                                                   ------------ ---------- ------------ ------------ ---------------------
REVENUES                                           $          0 $        0 $          0 $          0 $                   0
                                                   ------------ ---------- ------------ ------------ ---------------------

OPERATING EXPENSES:
   General and administrative expenses                    2,869      5,001        5,919        9,581                19,921
   Legal fees - related party                                 0          0            0            0                   200
   Services - related party                                   0          0            0            0                 1,750
                                                   ------------ ---------- ------------ ------------ ---------------------

          Total expenses                                  2,869      5,001        5,919        9,581                21,871
                                                   ------------ ---------- ------------ ------------ ---------------------

Net income (loss)                                  $     (2,869)$   (5,001)$     (5,919)$     (9,581)$             (21,871)
                                                   ============ ========== ============ ============ =====================

Income (loss) per weighted average common share    $   (0.0001) $   (0.003)$   (0.0003) $     (0.005)
                                                   ============ ========== ============ ============

Number of weighted average common shares
outstanding                                          19,731,571  1,955,063   19,677,586    1,951,910
                                                   ============ ========== ============ ============















     The accompanying notes are an integral part of the financial statements

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                        Deficit
                                                                                      Accumulated
                                                                      Additional       During the         Total
                                        Number of        Common         Paid-In       Development     Stockholders'
                                          Shares         Stock          Capital          Stage           Equity
                                      -------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, July 31, 2001                   0 $            0 $             0 $              0 $             0

Shares issued for services                 1,950,000          1,950               0                0           1,950

Net loss                                           0              0               0           (1,950)         (1,950)
                                      -------------- -------------- --------------- ---------------- ---------------

BALANCE, December 31, 2001                 1,950,000          1,950               0           (1,950)              0

Shares issued for cash                        12,300             12          12,288                0          12,300

Net loss                                           0              0               0          (14,002)        (14,002)
                                      -------------- -------------- --------------- ---------------- ---------------

BALANCE, December 31, 2002                 1,962,300          1,962          12,288          (15,952)         (1,702)

Shares issued for cash                        19,000             19          18,981                0          19,000
10 for 1 forward split                    17,831,700         17,832         (17,832)               0               0
Net loss                                           0              0               0           (5,919)         (5,919)
                                      -------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE,  June 30, 2003
(unaudited)                               19,813,000 $       19,813 $        13,437 $        (21,871)$        11,379
                                      ============== ============== =============== ================ ===============















     The accompanying notes are an integral part of the financial statements

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)




                                                                                                        From
                                                                                                    July 31, 2001
                                                                  Six Months        Six Months       (Inception)
                                                                     Ended            Ended            through
                                                                 June 30, 2003    June 30, 2002     June 30, 2003
                                                               ----------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $          (5,919)$         (9,581)$         (21,871)
Adjustments to reconcile net loss to net cash used by operating activities:
        Stock issued for services                                              0                0             1,950
Changes in operating assets and liabilities
        Increase (decrease) in accounts payable - trade                   (1,850)             500                 0
        Increase (decrease) in accounts payable - related party                0                0                 0
                                                               ----------------- ---------------- -----------------

Net cash used by operating activities                                     (7,769)          (9,081)          (19,921)
                                                               ----------------- ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                    19,000            9,150            31,300
                                                               ----------------- ---------------- -----------------

Net cash provided by financing activities                                 19,000            9,150            31,300
                                                               ----------------- ---------------- -----------------

Net increase (decrease) in cash                                           11,231               69            11,379
                                                               ----------------- ---------------- -----------------

CASH, beginning of period                                                    148                0                 0
                                                               ----------------- ---------------- -----------------

CASH, end of period                                            $          11,379 $             69 $          11,379
                                                               ================= ================ =================


















     The accompanying notes are an integral part of the financial statements

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                   (Information with respect to the six months
                   ended June 30, 2003 and 2002 is unaudited)

(1) The Company Burgers by Farfour, Inc. (the Company) is a Florida chartered development stage corporation which conducts business from its headquarters in Hialeah, Florida. The Company was incorporated on July 31, 2001 and has elected December 31 as its fiscal year end. The Company changed its name to Fabulous Fritas Corporation on June 6, 2003.

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

     e) Interim financial information The financial statements for the six months ended June 30, 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2)  Stockholders'  Equity The  Company  has  authorized  100,000,000  shares of
     $0.001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 19,813,000 shares of common stock issued and outstanding at June 30, 2003. The Company had issued none of its shares of preferred stock at December 31, 2002. On July 31, 2001, the Company issued 1,750,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company, and 200,000 shares of common stock to its legal counsel for services rendered in connection with the organization of the Company.

     In 2002, the Company issued 12,300 shares of common stock in exchange for $12,300 in cash under its effective SB-2 Registration Statement. In May 2003, the Company issued 19,000 shares in exchange for $19,000 in cash under its effective SB-2 Registration Statement.

     b) Private Offering of Common Stock In May 2003, the Company received two subscriptions from one individual for 100,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.50 per share,

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(2)  Stockholders' Equity, (continued)
     b) Private Offering of Common Stock, (continued) each. One of the subscriptions was funded in July. The second is to be funded upon the Company opening its first restaurant location.

3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $21,900 expiring $5,900, $14,000, $1,950 at December 31, 2023, 2022 and 2021, respectively. The amount recorded as deferred tax asset as of June 30, 2003 is approximately $3,300, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  Related Parties See Note (2) for shares issued for services.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $21,900 accumulated from July 31, 2001 (Inception) through June 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(6) Initial Public Offering The Company filed a Form SB-2 in 2001, which was declared effective on January 4, 2002. Through this offering, the Company is attempting to raise $1,000,000 by selling 1,000,000 shares of common stock at $1.00 per share on a self-underwritten basis. In 2002, the Company issued 12,300 shares of common stock in exchange for $12,300 in cash under this Registration Statement. In 2003, the Company issued 19,000 shares of common stock in exchange for $19,000 in cash under this Registration Statement. The offering under this registration expired at the end of April 2003.

(7) Change of Control In May 2003, the former President of the Company elected to sell 1,550,000 of her 1,750,000 shares of the Company to an individual with significant restaurant/fast food experience, thereby changing voting control of the Company. She also resigned as an officer and director of the Company. At a stockholders meeting held May 17, 2003, the individual who purchased this block of stock was elected as the sole director of the Company, and subsequently was named as the sole officer of the Company.

General

In April 2003, the Company sold 19,000 shares for a total of $19,000 pursuant to its effective Registration Statement.

On May 17, 2003, the Company held a meeting of Shareholders in which 100% of the Shareholders were present in person or by telephone. At the meeting, Ricardo Jara was elected the Sole Director. The shareholders unanimously agreed to modify the Company's business plan, including a change of the corporate name to Fabulous Fritas Corporation, a relocation of the business to 3930 E. 4th Avenue, Hialeah, Florida 33013 and approved a 10 for 1 forward split of all issued and outstanding common stock of the Company as of May 23, 2003, such stock split effective as of the close of business on that date. The modification of the business plan is to establish small local restaurants which sell basic Latin food with a Cuban/Mojo flavor and appeal to it under the name Les Fritas.

At a meeting of the Board of Directors thereafter, Mr. Jara was appointed President, Secretary and Treasurer of the Company. On June 6, 2003, Articles of Amendment to the Articles of Incorporation were filed with the Secretary of State of Florida effecting a change of name of the corporation to Fabulous Fritas Corporation.

Also on May 17, 2003, Ms. Lauren Farfour sold a total of 1,550,000 shares of the common stock of the Company owned by her to Ricardo Jara for the sum of $100.00 while retaining a 200,000 share ownership. At that time, Mr. Jara assumed control on and after May 17, 2003, becoming its largest shareholder.

In May 2003, the Company received two subscriptions from one individual for 100,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.50 per share, each. One of the subscriptions was funded in July. The second subscription for an additional $50,000 is to be funded when the Company opens its first restaurant location.

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

Results of Operations -For the Three and Six Months Ending June 30, 2003 and
2002.

Financial Condition, Capital Resources and Liquidity

For the 2nd quarter ended June 30, 2003 and 2002, the Company recorded no revenues. For the six months ended June 30, 2003 and 2002, the Company recorded no revenues. For the 2nd quarter ended June 30, 2003 and 2002 the Company had general and administrative expenses of $2,900 and $5,000, respectively. For the six months ended June 30, 2003 and 2002, the Company had general and administrative expenses of $5,900 and $9,600, respectively.

For the 2nd quarter ended June 30, 2003 and 2002 the Company had services expenses to a related party of $0 and $0 respectively. For the six months ended June 30, 2003 and 2002, the Company had services expenses to a related party of $0 and $0, respectively.

For the 2nd quarter ended June 30, 2003 and 2002, the Company had total operating expenses of $2,900 and $5,000 respectively. For the six months ended June 30, 2003 and 2002, the Company had total operating expenses of $5,900 and $9,600 respectively.

Net Losses

For the 2nd quarter ended June 30, 2003 and 2002, the Company had net losses of $2,900 and $5,000 respectively. For the six months ended June 30, 2003 and 2002, the Company had net losses of $5,900 and $9,600 respectively.

The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

At June 30, 2003, the Company employed one (1) person. He is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Forward-Looking Statements

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.   Description
---------     -----------------------

31.1      *   302 Certification by Chief Executive Officer.

31.2      *   302 Certification by Chief Financial Officer.

32.1      *   Sarbanes-Oxley Certification by Chief Executive Officer.

32.2      *   Sarbanes-Oxley Certification by Chief Financial Officer.
-----------------------------

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




                          Fabulous Fritas Corporation
                        --------------------------------
                                  (Registrant)








Date:    August 14, 2003        By: /s/ Ricardo Jara
                                -------------------------------------
                                Ricardo Jara
                                Sole Officer and Director