Form 10QSB
period 2003-09-30
FABULOUS FRITAS CORP
filed 2003-11-18
CIK 1160217

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2003

Commission file no.: 333-70868

                           Fabulous Fritas Corporation
                   -----------------------------------------
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

                         Common Stock, $0.001 par value
                        --------------------------------
                                (Title of class)

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

Yes [X]   No  [_]



As of September 30, 2003 there were 20,813,000 shares of voting stock of the registrant issued and outstanding.

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

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statement.................................................F-6

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                                  Balance Sheet



                                                            September 30, 2003    December 31, 2002
                                                          --------------------- --------------------
                                                                (unaudited)
             ASSETS
CURRENT ASSETS
  Cash                                                    $              60,007 $                148
                                                          --------------------- --------------------

          Total current assets                                           60,007                  148
                                                          --------------------- --------------------

Total Assets                                              $              60,007 $                148
                                                          ===================== ====================

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                $                   0 $              1,850
     Related party                                                            0                    0
                                                          --------------------- --------------------

          Total current liabilities                                           0                1,850
                                                          --------------------- --------------------

Total Liabilities                                                             0                1,850
                                                          --------------------- --------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000
        shares; 0 issued and outstanding                                      0                    0
  Common stock, $0.001 par value, authorized 100,000,000
        shares; 20,813,000 and 1,962,000 issued
        and outstanding, respectively                                    20,813                1,962
  Additional paid-in capital                                             62,437               12,288
  Deficit accumulated during the development stage                      (23,243)             (15,952)
                                                          --------------------- --------------------

          Total stockholders' equity                                     60,007               (1,702)
                                                          --------------------- --------------------

Total Liabilities and  Stockholders' Equity               $              60,007 $                148
                                                          ===================== ====================













     The accompanying notes are an integral part of the financial statements

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                     From
                                                      Three Months Ended            Nine Months Ended            July 31, 2001
                                                         September 30,                September 30,              (Inception)
                                                  --------------------------- ------------------------------        through
                                                       2003          2002          2003           2002        September 30, 2003
                                                  -------------- ------------ -------------- --------------- -------------------
REVENUES                                          $            0 $          0 $            0 $             0 $                 0
                                                  -------------- ------------ -------------- --------------- -------------------
OPERATING EXPENSES:
   General and administrative expenses                     1,372        1,009          7,291          10,590              21,293
   Legal fees - related party                                  0            0              0               0                 200
   Services - related party                                    0            0              0               0               1,750
                                                  -------------- ------------ -------------- --------------- -------------------

          Total expenses                                   1,372        1,009          7,291          10,590              23,243
                                                  -------------- ------------ -------------- --------------- -------------------

Net income (loss)                                 $       (1,372)$     (1,009)$       (7,291)$       (10,590)$           (23,243)
                                                  ============== ============ ============== =============== ===================

Income (loss) per weighted average common share   $       (0.01) $     (0.01) $       (0.01) $       (0.01)
                                                  ============== ============ ============== ===============

Number of weighted average common shares
outstanding                                           20,813,000    1,959,590     19,723,220       1,956,215
                                                  ============== ============ ============== ===============













     The accompanying notes are an integral part of the financial statements

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional       During the           Total
                                          Number of        Common       Paid-In        Development       Stockholders'
                                            Shares         Stock        Capital           Stage              Equity
                                       ---------------- ------------ -------------- ------------------  ---------------
BEGINNING BALANCE, July 31, 2001                      0 $          0 $            0 $                0  $             0

Shares issued for services                    1,950,000        1,950              0                  0            1,950

Net loss                                              0            0              0             (1,950)          (1,950)
                                       ---------------- ------------ -------------- ------------------  ---------------

BALANCE, December 31, 2001                    1,950,000        1,950              0             (1,950)               0

Shares issued for cash                           12,300           12         12,288                  0           12,300

Net loss                                              0            0              0            (14,002)         (14,002)
                                       ---------------- ------------ -------------- ------------------  ---------------

BALANCE, December 31, 2002                    1,962,300        1,962         12,288            (15,952)          (1,702)

Restricted shares issued for cash               100,000          100         49,900                  0           50,000
Unrestricted shares issued for cash              19,000           19         18,981                  0           19,000
10 for 1 forward split                       18,731,700       18,732        (18,732)                 0                0
Net loss                                              0            0              0             (7,291)          (7,291)
                                       ---------------- ------------ -------------- ------------------  ---------------

ENDING BALANCE, September 30, 2003
(unaudited)                                  20,813,000 $     20,813 $       62,437 $          (23,243) $        60,007
                                       ================ ============ ============== ==================  ===============










     The accompanying notes are an integral part of the financial statements

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                            From
                                                                                                        July 31, 2001
                                                                Nine Months         Nine Months          (Inception)
                                                                   Ended               Ended               through
                                                               September 30,       September 30,        September 30,
                                                                   2003                 2002                2003
                                                            ------------------- -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $            (7,291)$            (10,590)$           (23,243)
Adjustments to reconcile net loss to net cash
used by operating activities:
    Stock issued for services                                                 0                    0               1,950
Changes in operating assets and liabilities
    Increase (decrease) in accounts payable - trade                      (1,850)               1,350                   0
    Increase (decrease) in accounts payable - related party                   0                    0                   0
                                                            ------------------- -------------------- -------------------

Net cash used by operating activities                                    (9,141)              (9,240)            (21,293)
                                                            ------------------- -------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                   69,000                9,650              31,300
                                                            ------------------- -------------------- -------------------

Net cash provided by financing activities                                69,000                9,650              31,300
                                                            ------------------- -------------------- -------------------

Net increase (decrease) in cash                                          59,859                  410              10,007
                                                            ------------------- -------------------- -------------------

CASH, beginning of period                                                   148                    0                   0
                                                            ------------------- -------------------- -------------------

CASH, end of period                                         $            60,007 $                410 $            10,007
                                                            =================== ==================== ===================








     The accompanying notes are an integral part of the financial statements

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the nine months
                ended September 30, 2003 and 2002 is unaudited)


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

     e) Interim financial information The financial statements for the nine months ended September 30, 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

                           Fabulous Fritas Corporation
                        (f/k/a Burgers by Farfour, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(2)  Stockholders'  Equity The  Company  has  authorized  100,000,000  shares of
     $0.001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 19,813,000 shares of common stock issued and outstanding at September 30, 2003. The Company had issued none of its shares of preferred stock at September 30, 2003. On July 31, 2001, the Company issued 1,750,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company, and 200,000 shares of common stock to its legal counsel for services rendered in connection with the organization of the Company. In 2002, the Company issued 12,300 shares of common stock in exchange for $12,300 in cash under its effective SB-2 Registration Statement. In May 2003, the Company issued 19,000 shares in exchange for $19,000 in cash under its effective SB-2 Registration Statement.

     b) Private Offering of Common Stock In May 2003, the Company received two subscriptions from one individual for 100,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.50 per share, each. One of the subscriptions was funded in July. The second is to be funded upon the Company opening its first restaurant location.

3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $23,200 expiring $7,300, $14,000, $1,950 at December 31, 2023, 2022 and 2021, respectively. The amount recorded as deferred tax asset as of September 30, 2003 is approximately $3,500, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  Related Parties See Note (2) for shares issued for services.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $23,200 accumulated from July 31, 2001 (Inception) through September 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

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

Item 2. Management's Plan of Operation


General

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

Results of Operations -For the Three and Nine Months Ending September 30, 2003 and 2002.

Financial Condition, Capital Resources and Liquidity

For the 3rd quarter ended September 30, 2003 and 2002, the Company recorded no revenues. For the nine months ended September 30, 2003 and 2002, the Company recorded no revenues. For the 3rd quarter ended September 30, 2003 and 2002 the Company had general and administrative expenses of $1,372 and $1,009, respectively. For the nine months ended September 30, 2003 and 2002, the Company had general and administrative expenses of $7,291 and $10,590, respectively.

For the 3rd quarter ended September 30, 2003 and 2002, the Company had total operating expenses of $1,372 and $1,009 respectively. For the nine months ended September 30, 2003 and 2002, the Company had total operating expenses of $7,291 and $10,590 respectively.

Net Losses

For the 3rd quarter ended September 30, 2003 and 2002, the Company had net losses of $1,372 and $1,009 respectively. For the nine months ended September 30, 2003 and 2002, the Company had net losses of $7,291 and $10,590 respectively.

The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

At September 30, 2003, the Company employed one (1) person. He is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.   Description
---------     -----------------------

31.1      *   Section 302 Certification

32.1      *   Sarbanes-Oxley Section 906 Certification
-----------------------------

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



                          Fabulous Fritas Corporation
                      ------------------------------------
                                  (Registrant)






Date:    November 14, 2003    By: /s/ Ricardo Jara
                                -------------------------
                                Ricardo Jara
                                Sole Officer and Director