Form 10KSB
period 2003-12-31
FABULOUS FRITAS CORP
filed 2004-04-14
CIK 1160217

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.: 333-70868



                            Fabulous Fritas Corporation
                  --------------------------------------------
               (Name of small business registrant in its charter)

     Florida                                                65-1129569
----------------------                               --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                              Identification No.)

3930 E. 4th Avenue
Hialeah, FL                                                     33013
--------------------------                           --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number: (305) 822-4581


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

Copies of Communications Sent to:

                                Maria A. Fernandez
                                Fernandez Friedman Grossman Kohn & Son PLLC
                                2400 National City Tower
                                101 South Fifth Street
                                Louisville, KY 40202-3103
                                Phone: (502) 589-1001
                                Fax: (502) 589-7333

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

Fabulous Fritas Corporation, f/k/a Burgers By Farfour, Inc. (the "Company") or ("FFC") was incorporated on July 31, 2001 in the State of Florida with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

On May 17, 2003, with a change of control, the Company modified its business plan to provide for the establishment of small local restaurants which sell basic Latin food with a Cuban/Mojo flavor appeal to it under the name of Les Fritas and to change its name to Fabulous Fritas Corporation.

FFC acquired initial funding following a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on January 4, 2002. The financial statements reflect the funding raised through the Registration Statement. In May 2003, the Company received two (2) subscriptions from one (1) individual for 100,000 shares of restricted common stock in exchange for $50,000 cash. In addition the second subscription for an additional $50,000 is to be funded when the Company opens its first restaurant location and upon approval for quotation by NASD on the Over The Counter Bulletin Board.

Neither event has occurred and the current control person in March 2004 made a determination to acquire a new business so that the current shareholders would be able to derive some benefit from their investment. Attempts to finalize plans for such a business venture are being undertaken at the current time.

Except for attempts to start or locate a new business venture the Company has not undertaken any operations since prior to December 31, 2003.

On March 12, 2004, the Company acquired a total of 1,000,000 shares of the common stock of the Company and returned it to treasury in exchange for an immediate total cash payment of $5,000. These shares were originally issued to original former Legal Counsel for assistance with its SB-2 Registration Statement and subsequent activities. This Counsel was unable to complete the services bargained for and the Company was able to negotiate a return of the shares to treasury in exchange for the cash payment which the Company concluded was a fair value for the services. Third party shareholders who has acquired the shares from such Legal Counsel agreed to accepts such cash payment as fair consideration for the shares.

On March 20, 2004, the Company entered into an Agreement For The Exchange Of Common Stock with Union Dental Corp., a Florida corporation, and two (2) of its affiliated companies, through which agreement Union Dental Corp. shareholder(s) will acquire control of the Company. The agreement is subject to due diligence, audits and other related requirements which are ongoing at this time.

See (b) "Business of Registrant" immediately below for a description of the Company's business.

Business of Registrant

General

FFC has no current operations at the present time.

Status of Publicly Announced Products and Services

None.

Dependence on one or few customers

None.

Research and Development

FFC has not booked any significant research and development costs and therefore do not expect to pass any of those costs to customers. It has no product development or research and development costs.

Patents, Copyrights and Trademarks

The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

FFC has no patents or other intellectual property.

Governmental Regulation

None.

Effect of Probable Governmental Regulation on the Business

None.

Cost and Effects of Compliance with Environmental Laws

None.

Employees and Consultants

At December 31, 2003, the Company employed one (1) person. Ricardo Jara, the sole executive officer and director, devotes approximately ten (10) hours per week to company activities. FFC has no written employment contract. He is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company may employ additional personnel, as necessary, to accommodate future sales and production requirements.

Item 2. Description of Property

The Company maintains its executive offices at 3930 E. 4th Avenue, Hialeah, FL 33013. Its telephone number is (305) 822-4581.

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

b) Holders.

As of December 31, 2003, there were forty-one (41) holders of record of the Company's common stock.

As of December 31, 2003, the Company had 20,813,000 shares of its common stock issued and outstanding, 20,500,000 of which were restricted Rule 144 shares and 313,000 of which were free-trading. Of the Rule 144 shares, no shares have been held by affiliates of the Company for more than one (1) year.

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

Discussion and Analysis

FFC was incorporated on July 31, 2001 in the State of Florida with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

On May 17, 2003, with a change of control, the Company modified its business plan to provide for the establishment of small local restaurants which sell basic Latin food with a Cuban/Mojo flavor appeal to it under the name of Les Fritas and to change its name to Fabulous Fritas Corporation.

FFC acquired initial funding following a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on January 4, 2002. The financial statements reflect the funding raised through the Registration Statement. In May 2003, the Company received two (2) subscriptions from one (1) individual for 100,000 shares of restricted common stock in exchange for $50,000 cash. In addition the second subscription for an additional $50,000 is to be funded when the Company opens its first restaurant location and upon approval for quotation by NASD on the Over The Counter Bulletin Board. Neither event has occurred and the current control person in March 2004 made a determination to acquire a new business so that the current shareholders would be able to derive some benefit from their investment. Attempts to finalize plans for such a business venture are being undertaken at the current time.

Except for attempts to start or locate a new business venture the Company has not undertaken any operations since prior to December 31, 2003.

On March 12, 2004, the Company acquired a total of 1,000,000 shares of the common stock of the Company and returned it to treasury in exchange for an immediate total cash payment of $5,000. These shares were originally issued to original former Legal Counsel for assistance with its SB-2 Registration Statement and subsequent activities. This Counsel was unable to complete the services bargained for and the Company was able to negotiate a return of the shares to treasury in exchange for the cash payment which the Company concluded was a fair value for the services. Third party shareholders who has acquired the shares from such Legal Counsel agreed to accepts such cash payment as fair consideration for the shares.

On March 20, 2004, the Company entered into an Agreement For The Exchange Of Common Stock with Union Dental Corp., a Florida corporation, and two (2) of its affiliated companies, through which agreement Union Dental Corp. shareholder(s) will acquire control of the Company. The agreement is subject to due diligence, audits and other related requirements which are ongoing at this time.

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

Results of Operations - For the Year Ended December 31, 2003 and 2002

Revenues

To date the Company has had no revenues.

The Company currently has no contracts in place. Therefore, there is no assurance that the Company will be able to successfully implement its business plan.

Operating Expenses

General and Administrative

For the years ended December 31, 2003 and 2002, the Company recorded General and Administrative Expenses of $8,552 and $14,002, respectively.

Assets and Liabilities

Assets were $58,746 and $148 as of December 31, 2003 and 2002. Liabilities were $0 and $1,850 as of December 31, 2003 and 2002.

Stockholders' Equity

Stockholders' equity was 58,746 and (1,702) as of December 31, 2003 and 2002.

Financial Condition, Liquidity and Capital Resources

The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Item 7. Financial Statements

The required consolidated financial statements begin on page F-1 of this document.



                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK.]

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

Statements of Operations.....................................................F-4

Statements of Stockholders' Equity...........................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statement.................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Fabulous Fritas Corp.
(A Development Stage Enterprise)
Hialeah, Florida


We have audited the accompanying balance sheet of Fabulous Fritas Corp., a development stage enterprise, as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003, and from July 31, 2001 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fabulous Fritas Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, and from July 31, 2001 (Inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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




/s/Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.
Palm Beach, Florida
April 13, 2004

                              Fabulous Fritas Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet
                                  December 31,



                                                                       2003            2002
                                                                 -------------  --------------
                         ASSETS
CURRENT ASSETS
  Cash                                                           $      58,746  $          148
                                                                 -------------  --------------

          Total current assets                                          58,746             148
                                                                 -------------  --------------

Total Assets                                                     $      58,746  $          148
                                                                 =============  ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                       $           0  $        1,850
     Related party                                                           0               0
                                                                 -------------  --------------

          Total current liabilities                                          0           1,850
                                                                 -------------  --------------

Total Liabilities                                                            0           1,850
                                                                 -------------  --------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
      0 issued and outstanding                                               0               0
  Common stock, $0.001 par value, authorized 100,000,000 shares;
      20,813,000 and 1,962,000 issued and outstanding                   20,813           1,962
  Additional paid-in capital                                            62,437          12,288
  Deficit accumulated during the development stage                     (24,504)        (15,952)
                                                                 -------------  --------------

          Total stockholders' equity                                    58,746          (1,702)
                                                                 -------------  --------------

Total Liabilities and  Stockholders' Equity                      $      58,746  $          148
                                                                 =============  ==============









     The accompanying notes are an integral part of the financial statements

                              Fabulous Fritas Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations




                                                                                              From
                                                                                          July 31, 2001
                                                            Year Ended December 31,        (Inception)
                                                       -------------------------------       through
                                                         2003                2002       December 31, 2003
                                                       ---------------  -------------- -------------------
Revenues                                               $             0  $            0 $                 0
                                                       ---------------  -------------- -------------------

General and administrative expenses                              8,552          14,002              22,554
Legal fees                                                           0               0                 200
Services - related party                                             0               0               1,750
                                                       ---------------  -------------- -------------------

   Total expenses                                                8,552          14,002              24,504
                                                       ---------------  -------------- -------------------

Net loss                                               $        (8,552) $      (14,002)$           (24,504)
                                                       ===============  ============== ===================

Loss per weighted average common share                 $         (0.01) $       (0.01)
                                                       ===============  ==============

Number of weighted average common shares outstanding        19,745,849       1,955,949
                                                       ===============  ==============
















     The accompanying notes are an integral part of the financial statements

                              Fabulous Fritas Corp.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                       Deficit
                                                                                      Accumulated
                                                                        Additional     During the          Total
                                             Number of       Common       Paid-In      Development      Stockholders'
                                               Shares        Stock        Capital        Stage            Equity
                                          -------------- ----------- -------------- ----------------  ----------------
BEGINNING BALANCE, July 31, 2001                       0 $         0 $            0 $              0  $              0

Shares issued for services                     1,950,000       1,950              0                0             1,950

Net loss                                               0           0              0           (1,950)           (1,950)
                                          -------------- ----------- -------------- ----------------  ----------------

BALANCE, December 31, 2001                     1,950,000       1,950              0           (1,950)                0

Shares issued for cash                            12,300          12         12,288                0            12,300

Net loss                                               0           0              0          (14,002)          (14,002)
                                          -------------- ----------- -------------- ----------------  ----------------

BALANCE, December 31, 2002                     1,962,300       1,962         12,288          (15,952)           (1,702)

Restricted shares issued for cash                100,000         100         49,900                0            50,000
Unrestricted shares issued for cash               19,000          19         18,981                0            19,000
10 for 1 forward split                        18,731,700      18,732        (18,732)               0                 0
Net loss                                               0           0              0           (8,552)           (8,552)
                                          -------------- ----------- -------------- ----------------  ----------------

ENDING BALANCE,  December 31, 2003            20,813,000 $    20,813 $       62,437 $        (24,504) $         58,746
                                          ============== =========== ============== ================  ================












     The accompanying notes are an integral part of the financial statements

                              Fabulous Fritas Corp.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows




                                                                                                      From
                                                                                                 July 31, 2001
                                                                   Year Ended December 31,        (Inception)
                                                               -------------------------------       through
                                                                    2003             2002       December 31, 2003
                                                               ---------------  -------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $        (8,552) $      (14,002)$           (24,504)
Adjustments to reconcile net loss to net cash used by
operating activities:
  Stock issued for services                                                  0               0               1,950
Changes in operating assets and liabilities
  Increase (decrease) in accounts payable - trade                       (1,850)          1,850                   0
  Increase (decrease) in accounts payable - related party                    0               0                   0
                                                               ---------------  -------------- -------------------

Net cash used by operating activities                                  (10,402)        (12,152)            (22,554)
                                                               ---------------  -------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                  69,000          12,300              81,300
                                                               ---------------  -------------- -------------------

Net cash provided by financing activities                               69,000          12,300              81,300
                                                               ---------------  -------------- -------------------

Net increase (decrease) in cash                                         58,598             148              58,746
                                                               ---------------  -------------- -------------------

CASH, beginning of period                                                  148               0                   0
                                                               ---------------  -------------- -------------------

CASH, end of period                                            $        58,746  $          148 $            58,746
                                                               ===============  ============== ===================












     The accompanying notes are an integral part of the financial statements

                              Fabulous Fritas Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(1) The Company Fabulous Fritas Corp. (the Company) is a Florida chartered development stage corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on July 31, 2001 and has elected December 31 as its fiscal year end. The Company changed its name to Fabulous Fritas Corp. on June 6, 2003.

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

     In 2002, the Company issued 12,300 shares of common stock in exchange for $12,300 in cash under its effective SB-1 Registration Statement.In May 2003, the Company issued 19,000 shares in exchange for $19,000 in cash under its effective SB-2 Registration Statement.

     b) Private Offering of Common Stock In May 2003, the Company received two subscriptions from one individual for 100,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.50 per share, each. One of the subscriptions was funded in July. The second is to be funded upon the Company opening its first restaurant location.

                           Fabulous Fritas Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(3) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $24,504 expiring $8,552, $14,00 and $1,950 at December 31, 2023, 2022 and 2021, respectively. The amount recorded as deferred tax asset as of December 31, 2003 is approximately $3,675, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  RELATED PARTIES See Note (2) for shares issued for services.

(5) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $24,500 accumulated from July 31, 2001 (Inception) through December 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(6) INITIAL PUBLIC OFFERING The Company filed a Form SB-2 in 2001, which was declared effective on January 4, 2002. Through this offering, the Company is attempting to raise $1,000,000 by selling 1,000,000 shares of common stock at $1.00 per share on a self-underwritten basis. Through December 31, 2003, the Company has received subscriptions and cash totaling $81,300.

(7)  SUBSEQUENT EVENTS

     a) STOCKHOLDER'S EQUITY On March 12, 2004, the Company acquired a total of 1,000,000 shares of the common stock of the Company and returned it to treasury in exchange for an immediate total cash payment of $5,000. These shares were originally issued to original former Legal Counsel for assistance with its SB-2 Registration Statement and subsequent activities. This Counsel was unable to complete the services bargained for and the Company was able to negotiate a return of the shares to treasury in exchange for the cash payment which the Company concluded was a fair value for the services. Third party shareholders who has acquired the shares from such Legal Counsel agreed to accepts such cash payment as fair consideration for the shares.

     b) SIGNIFICANT ACQUISITION On March 20, 2004, the Company entered into an Agreement For The Exchange Of Common Stock with Union Dental Corp., a Florida corporation, and two (2) of its affiliated companies, through which agreement Union Dental Corp. shareholder(s) will acquire control of the Company. The agreement is subject to due diligence, audits, and other related requirements which are ongoing at this time.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.


Name                   Age         Position(s) with Company
---------------        -----       ---------------------------
Ricardo Jara           46          sole officer and director

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

Family Relationships

None.

Business Experience

Ricardo Jara, President, Secretary and Treasurer

Mr. Jara is the current owner of Asturias Restaurant in Hialeah, Florida, which specializes in Latin- American and Spanish cuisine. He has worked in this capacity since March 1993. Mr. Jara graduated from Miami-Dade Community College in 1979 with a degree in electrical engineering. He is 45 years of age.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers and key employees for services rendered to the Company during the Company's fiscal year ended 2003, 2002, 2001 and 2000 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                            Annual Compensation                   Awards                   Payouts
(a)               (b)    (c)       (d)       (e)           (f)           (g)            (h)      (i)
                                             Other         Restricted    Securities     LTIP     All
Name and                                     Annual         Stock        Underlying     Pay-     Other
Principal         Year   Salary    Bonus     Compen-       Award(s)      Options/       outs
Compen-
Position                 ($)       ($)       sation ($)    ($)           SARs
sation ($)
----------        ----   ------   ------     ---------     --------     -----------    ------   -------
                  2003   $ -0-     $-0-      $-0-          $-0-          $-0-           $-0-     $-0-
Ricardo           2002   $ -0-     $-0-      $-0-          $-0-          $-0-           $-0-     $-0-
Jara              2000   $ -0-     $-0-      $-0-          $-0-          $-0-           $-0-     $-0-
sole officer      2001   $ -0-     $-0-      $-0-          $-0-          $-0-           $-0-     $-0-
and director

Compensation of Directors

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2003, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of           Title of     Amount and Nature of     Percent of
Beneficial Owner               Class         Beneficial Owner           Class
------------------------------------------------------------------------------
Ricardo Jara                   Common       16,500,000                  79.3%

All officers and directors
as a group (1 person)          Common       16,500,000                  79.3%
--------------------

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.          Exhibit Name
--------------       ---------------------
31.1      *       Section  302 Sarbanes-Oxley Certification.

32.1      *       Section  906 Sarbanes-Oxley Certification.
-----------------

*    Filed herewith

     (b) A Current Report on Form 8-K was filed on May 21, 2003 which reported the change of control and business plan. A second Form 8-K was filed June 10, 2003 which reported a change of the Company's name.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Durland & Company CPAs, P.A. of Palm Beach, Florida.

                                     Year ended     Year ended
                                     December 31,   December 31,
                                        2003           2002

(1)        Audit fees                  $3,000         $3,000
(2)        Audit-related fees          $1,500         $1,500
(3)        Tax fees                    $    0         $    0
(4)        All other fees              $    0         $    0
                                       ------         ------
   Totals                              $4,500         $4,500

We have considered whether the provision of such non-audit services is compatible with Durland & Company CPAs, P.A. maintaining its independence and determined that these services do not compromise their independence.

Financial Information System Design and Implementation. Durland & Company CPAs, P.A. did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Durland & Company CPAs, P.A. as independent auditors.

The Company's principal accountant, Durland & Company CPAs, P.A., did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.








                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK.]

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Fabulous Fritas Corporation
                                  (Registrant)



Date: April 14, 2004     By: /s/ Ricardo Jara
                         ------------------------------------
                         Ricardo Jara, sole Officer and Director


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.



Signature                    Title                            Date


/s/ Ricardo Jara
-------------------         Sole Officer and Director         April 14, 2004