Form 10QSB
period 2004-03-31
FABULOUS FRITAS CORP
filed 2005-11-01
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004


[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


Commission File Number: 333-70868


                           Fabulous Fritas Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Florida                                            65-1129569
---------------------------                         ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)


                 4878 Ronson Court, San Diego, California 92111
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (858) 243-2615
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                   3930 E. 4th Avenue, Hialeah, Florida 33013
--------------------------------------------------------------------------------
                          (Former name, former address
             and former fiscal year, if changed since last report)



----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 28, 2005: 18,813,000


Transitional Small Business Disclosure Format (check one): YES [_]  NO [X]

                           Fabulous Fritas Corporation

                Form 10-QSB for the Quarter ended March 31, 2004

                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1 Financial Statements                                               3

  Item 2 Management's Discussion and Analysis or Plan of Operation         12

  Item 3 Controls and Procedures                                           15

Part II - Other Information

  Item 1 Legal Proceedings                                                 15

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds       15

  Item 3 Defaults Upon Senior Securities                                   15

  Item 4 Submission of Matters to a Vote of Security Holders               15

  Item 5 Other Information                                                 15

  Item 6 Exhibits                                                          15


Signatures                                                                 16

                          PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 2004 and 2003
                                   (Unaudited)

                                                                                  March 31,       March 31,
                                                                                    2004            2003
                                                                                -------------  -------------
                                     Assets

Current Assets
   Cash on hand and in bank                                                     $      53,746  $          98
                                                                                -------------  -------------

   Total Current Assets                                                                53,746             98
                                                                                -------------  -------------

Total Assets                                                                    $      53,746  $          98
                                                                                =============  =============

                 Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Accounts payable - trade                                                   $           -  $       4,850
     Advances from officers/shareholders                                                    -              -
                                                                                -------------  -------------
     Total Current Liabilities                                                              -          4,850
                                                                                -------------  -------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                                            -              -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     19,813,000 and 19,620,000 shares
       issued and outstanding, respectively                                            19,813         19,620
   Additional paid-in capital                                                          58,437         (5,370)
   Accumulated deficit                                                                (24,504)       (19,002)
                                                                                -------------  -------------

   Total Shareholders' Equity (Deficit)                                                53,746         (4,752)
                                                                                -------------  -------------

   Total Liabilities and Shareholders' Equity                                   $      53,746  $          98
                                                                                =============  =============

               The financial information presented herein has been
               prepared by management without audit by independent
                          certified public accountants.
              The accompanying notes are an integral part of these
                             financial statements.
                                                                               3

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2004 and 2003
                  Period from July 31, 2001 (date of inception)
                             through March 31, 2004
                                   (Unaudited)

                                                                                                    Period from
                                                                                                   July 31, 2001
                                                                 Three months    Three months    (date of inception)
                                                                     ended           ended            through
                                                                   March 31,        March 31,         March 31,
                                                                    2004             2003              2004
                                                                --------------  -------------   ------------------

Revenues                                                        $            -  $           -   $                -
                                                                --------------  -------------   ------------------

Expenses
   General and administrative expenses                                       -          3,050               24,504
                                                                --------------  -------------   ------------------

     Total operating expenses                                                -          3,050               24,504
                                                                --------------  -------------   ------------------

Loss from operations
   before provision for income taxes                                         -         (3,050)             (24,504)

Provision for income taxes                                                   -              -                    -
                                                                --------------  -------------   ------------------

Net Loss                                                                     -         (3,050)             (24,504)

Other Comprehensive Income                                                   -              -                    -
                                                                --------------  -------------   ------------------

Comprehensive Loss                                              $            -  $      (3,050)  $          (24,504)
                                                                ==============  =============   ==================

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                                 nil            nil                  nil
                                                                ==============  =============   ==================

Weighted-average number of shares
   outstanding - basic and fully diluted                            20,893,220     19,620,000           19,978,790
                                                                ==============  =============   ==================


               The financial information presented herein has been
               prepared by management without audit by independent
                          certified public accountants.
              The accompanying notes are an integral part of these
                             financial statements.
                                                                               4

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                   Three months ended March 31, 2004 and 2003
                  Period from July 31, 2001 (date of inception)
                             through March 31, 2004
                                   (Unaudited)

                                                                                                    Period from
                                                                                                   July 31, 2001
                                                                 Three months    Three months    (date of inception)
                                                                     ended           ended            through
                                                                   March 31,        March 31,         March 31,
                                                                    2004             2003              2004
                                                                --------------  -------------   ------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                             $            -  $      (3,050)  $          (24,504)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                         -              -
       Organizational costs paid with common stock                           -              -                1,950
       Increase (Decrease) in
         Accounts payable - trade                                            -          3,000                    -
                                                                --------------  -------------   ------------------
Net cash used in operating activities                                        -            (50)             (22,554)
                                                                --------------  -------------   ------------------


Cash Flows from Investing Activities                                         -              -                    -
                                                                --------------  -------------   ------------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                                        -              -               81,300
   Cash used to purchase treasury stock                                 (5,000)             -               (5,000)
                                                                --------------  -------------   ------------------
Net cash provided by (used in) financing activities                     (5,000)             -               76,300
                                                                --------------  -------------   ------------------

Increase (Decrease) in Cash                                             (5,000)           (50)              53,746

Cash at beginning of period                                             58,746            148                    -
                                                                --------------  -------------   ------------------

Cash at end of period                                           $       53,746  $          98   $           53,746
                                                                ==============  =============   ==================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                 $            -  $           -   $                -
                                                                ==============  =============   ==================
     Income taxes paid for the year                             $            -  $           -   $                -
                                                                ==============  =============   ==================


               The financial information presented herein has been
               prepared by management without audit by independent
                          certified public accountants.
              The accompanying notes are an integral part of these
                             financial statements.
                                                                               5

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fabulous Fritas Corporation was incorporated as Burgers By Farfour, Inc. (Company) in accordance with the Laws of the State of Florida. The Company's initial business plan involved marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

On May 17, 2003, concurrent with a change of control, the Company modified its business plan to provide for the establishment of small local restaurants which would sell basic Latin food with a Cuban/Mojo menu under the name of Les Fritas. With this modification, the Company changed it's corporate name to Fabulous Fritas Corporation.

The Company acquired initial funding following a Registration Statement on Form SB-2 (File No. 333-70868) which was declared effective by the U. S. Securities and Exchange Commission on January 4, 2002.

After considerable effort during 2004, the Company's Board of Directors reached the determination that insufficient capital was available to the Company to complete the Company's initial business plan and open the previously announced restaurant. Accordingly, the Company's business plan was abandoned

On March 20, 2004, the Company entered into an Agreement For The Exchange Of Common Stock (Agreement) with Union Dental Corp., a Florida corporation, and two
(2) of its affiliated companies, whereby the shareholder(s) of Union Dental Corp. would acquire control of the Company through a reverse acquisition transaction. This Agreement was subject to due diligence, the provision of audited financial statements and other related criteria which was ongoing through Calendar 2004. Due to the failure to perform on the part of both parties, both the Company and Union Dental Corp. Mutually agreed to terminate this proposed reverse combination transaction on October 12, 2004 with no further performance or obligation on the part of either party.

Effective December 1, 2004, concurrent with a change in control of the Company, the Company's Board of Directors adopted a new business plan whereby the current principal business activity will be to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company has never fully implemented it's business plan(s) and, accordingly, is considered to be in the development stage.


NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued

NOTE C - GOING CONCERN UNCERTAINTY

Through 2004, the Company actively pursued sufficient capital to allow for the development of a restaurant concept featuring Cuban/Mojo cuisine. As the Company was unable to attract the requisite capital, this business plan was abandoned during 2004.

On March 20, 2004, the Company entered into an Agreement For The Exchange Of Common Stock (Agreement) with Union Dental Corp., a Florida corporation, and two
(2) of its affiliated companies, whereby the shareholder(s) of Union Dental Corp. would acquire control of the Company through a reverse acquisition transaction. This Agreement was subject to due diligence, the provision of audited financial statements and other related criteria which was ongoing through Calendar 2004. Due to the failure to perform on the part of both parties, both the Company and Union Dental Corp. Mutually agreed to terminate this proposed reverse combination transaction on October 12, 2004 with no further performance or obligation on the part of either party.

Effective December 1, 2004, concurrent with a change in control of the Company, the Company's Board of Directors adopted a new business plan where by the current principal business activity will be to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and Cash Equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2.   Organization Costs

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start- Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (Loss) per Share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At March 31, 2004 and 2003, and subsequent thereto, the Company had no outstanding common stock equivalents.


NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2004 and 2003 and for the period from July 31, 2001 (date of inception) through March 31, 2004 are as follows:

                                                            Period from
                                                           July 31, 2001
                         Three months    Three months    (date of inception)
                             ended           ended            through
                           March 31,        March 31,         March 31,
                            2004             2003              2004
                        --------------  -------------   ------------------
Federal:
  Current               $            -  $           -   $                -
  Deferred                           -              -                    -
                        --------------  -------------   ------------------
                                     -              -                    -
                        --------------  -------------   ------------------
State:
  Current                            -              -                    -
  Deferred                           -              -                    -
                        --------------  -------------   ------------------
                                     -              -                    -
                        --------------  -------------   ------------------

  Total                 $            -  $           -   $                -
                        ==============  =============   ==================

Concurrent with a December 2004 change in control, the Company has a limited operating loss carryforward for income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long- term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued

NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2004 and 2003 and for the period from July 31, 2001 (date of inception) through March 31, 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  Period from
                                                                July 31, 2001
                               Three months    Three months  (date of inception)
                                  ended           ended            through
                                 March 31,        March 31,         March 31,
                                    2004             2003              2004
                              --------------  -------------   -----------------

Statutory rate applied to
income before income taxes    $            -  $      (1,000)  $          (8,300)

Increase (decrease) in income
taxes resulting from:
     State income taxes                    -              -                   -
     Other, including reserve
     for deferred tax asset
     and application of net
     operating loss carryforward       6,600          1,000               8,300
                              --------------  -------------   -----------------
         Income tax expense   $            -  $           -   $               -
                              ==============  =============   =================

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively, after taking the January 2005 change in control into consideration:

                                                    March 31,    March 31,
                                                      2004         2003
                                                   ----------  -----------
       Deferred tax assets
         Net operating loss carryforwards          $        -  $         -
         Less valuation allowance                           -            -
                                                   ----------  -----------

         Net Deferred Tax Asset                    $        -  $         -
                                                   ==========  ===========


NOTE H - COMMON STOCK TRANSACTIONS

During 2003, the Company's Board of Directors approved and enacted a 10 for 1 forward stock split. The accompanying financial statements reflect the effects of this action as of the first day of the first period presented.

On July 31, 2001, the Company issued 1,750,000 pre-split shares (17,500,000 post-split shares) of common stock to its founder and President for services rendered in connection with the organization of the Company and 200,000 pre-split shares (2,000,000 post-split shares) of common stock to its legal counsel for services rendered in connection with the organization of the Company. These transactions were valued at an aggregate of $1,950, which approximated the value of the services provided.

The Company filed a Registration Statement on Form SB-2 in 2001, which was declared effective on January 4, 2002. Through this offering, the Company attempted to raise $1,000,000 by selling 1,000,000 pre-split shares of common stock at $1.00 per share ($0.10 per share, post-split) on a self-underwritten basis. During the years ended December 31, 2003 and 2002, respectively, the Company sold 19,000 and 12,300 pre-split shares (190,000 and 123,000 post-split shares) of common stock for $19,000 and $12,300 cash pursuant to this Registration Statement.



                (Remainder of this page left blank intentionally)

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


NOTE H - COMMON STOCK TRANSACTIONS - CONTINUED


In May 2003, the Company received two (2) separate subscriptions from one (1) individual for 100,000 pre-split shares (1,000,000 post-split shares) of restricted common stock in exchange for $50,000 cash each. The first subscription was immediately funded and the proceeds held in the Company's legal counsel's trust account. The second subscription for an additional 100,000 pre-split shares (1,000,000 post-split shares) of restricted common stock in exchange for an additional $50,000 cash was to be funded when the Company opened its first restaurant location and upon approval for quotation of the Company's equity securities by the National Association of Securities Dealers (NASD) on the NASDAQ Electronic Over The Counter Bulletin Board.

After considerable effort during 2004, the Company's Board of Directors reached the determination that insufficient capital was available to the Company to complete the Company's initial business plan and open the previously announced restaurant. Accordingly, this business plan was abandoned and the subscription agreements were terminated. The $50,000 cash on hand at December 31, 2004 was returned to the investor on January 14, 2005.

On March 12, 2004, the Company acquired an aggregate of 1,000,000 post-split shares of the common stock of the Company and returned it to treasury in exchange for an aggregate cash payment of $5,000. These shares were originally issued at inception to the Company's original legal counsel for various current and future services to be performed. This individual was unable to complete the contracted future services and all relationships were terminated. This individual had transferred these shares to other unrelated third parties. Management determined that the $5,000 was a fair value for the services not provided by former legal counsel and the unrelated third party shareholders accepted the Company's offer with no further obligation on the part of the former legal counsel, the Company or the unrelated third party shareholders.



                (Remainder of this page left blank intentionally)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

(2)  General

Fabulous Fritas Corporation was incorporated as Burgers By Farfour, Inc. (Company) in accordance with the Laws of the State of Florida. The Company's initial business plan involved marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

On May 17, 2003, concurrent with a change of control, the Company modified its business plan to provide for the establishment of small local restaurants which would sell basic Latin food with a Cuban/Mojo menu under the name of Les Fritas. With this modification, the Company changed it's corporate name to Fabulous Fritas Corporation.

The Company acquired initial funding following a Registration Statement on Form SB-2 (File No. 333-70868) which was declared effective by the U. S. Securities and Exchange Commission on January 4, 2002.

After considerable effort during 2004, the Company's Board of Directors reached the determination that insufficient capital was available to the Company to complete the Company's initial business plan and open the previously announced restaurant. Accordingly, the Company's business plan was abandoned

On March 20, 2004, the Company entered into an Agreement For The Exchange Of Common Stock (Agreement) with Union Dental Corp., a Florida corporation, and two
(2) of its affiliated companies, whereby the shareholder(s) of Union Dental Corp. would acquire control of the Company through a reverse acquisition transaction. This Agreement was subject to due diligence, the provision of audited financial statements and other related criteria which was ongoing through Calendar 2004. Due to the failure to perform on the part of both parties, both the Company and Union Dental Corp. Mutually agreed to terminate this proposed reverse combination transaction on October 12, 2004 with no further performance or obligation on the part of either party.

Effective December 1, 2004, concurrent with a change in control of the Company, the Company's Board of Directors adopted a new business plan whereby the current principal business activity will be to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company has never fully implemented it's business plan(s) and, accordingly, is considered to be in the development stage.

(3)  Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2004 and 2003, respectively.

General and administrative expenses for the three month periods ended March 31, 2004 and 2003 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2004 and 2003 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2004 and 2003, respectively, the Company had working capital of approximately $53,746 and $(4,750), respectively.

On December 1, 2004, Roger E. Pawson acquired approximately 16,500,500 shares of restricted, unregistered common stock from Ricardo Jara.

Mr. Pawson was concurrently elected President, Chief Executive Officer, Chief Operating Officer, Chairman of the Board of Directors, and Secretary and Treasurer of the Company.

As a result of this transaction, Roger E. Pawson became the Company's controlling shareholder, owning 16,500,500 shares of the then 20,813,000 issued and outstanding shares of the Registrant's common stock, or approximately 79.28%, at the close of business on December 1, 2004.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business

General

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(4)  Liquidity and Capital Resources

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.



                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

   None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

During 2003, the Company's Board of Directors approved and enacted a 10 for 1 forward stock split. The accompanying financial statements reflect the effects of this action as of the first day of the first period presented.


Item 3 - Defaults on Senior Securities

   None


Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.


Item 5 - Other Information

On March 12, 2004, the Company acquired an aggregate of 1,000,000 post-split shares of the common stock of the Company and returned it to treasury in exchange for an aggregate cash payment of $5,000. These shares were originally issued at inception to the Company's original legal counsel for various current and future services to be performed. This individual was unable to complete the contracted future services and all relationships were terminated. This individual had transferred these shares to other unrelated third parties. Management determined that the $5,000 was a fair value for the services not provided by former legal counsel and the unrelated third party shareholders accepted the Company's offer with no further obligation on the part of the former legal counsel, the Company or the unrelated third party shareholders.


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item No.       Description
---------    -----------------------------------------

31.1 *       Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 *       Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
-------------
*  Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Fabulous Fritas Corporation

Dated: October 28, 2005                  /s/ Roger E. Pawson
                                        -------------------------------
                                        Roger E. Pawson
                                        Chief Executive Officer,
                                        Chief Financial Officer
                                        and Director