Form 10QSB
period 2004-06-30
FABULOUS FRITAS CORP
filed 2005-11-01
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004


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

                           Fabulous Fritas Corporation

                 Form 10-QSB for the Quarter ended June 30, 2004

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

                          PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2004 and 2003

                                   (Unaudited)

                                                                                  June 30,        June 30,
                                                                                    2004            2003
                                                                                -------------  -------------
                                     Assets

Current Assets
   Cash on hand and in bank                                                     $      50,000  $      11,379
                                                                                -------------  -------------

   Total Current Assets                                                                50,000         11,379
                                                                                -------------  -------------

Total Assets                                                                    $      50,000  $      11,379
                                                                                =============  =============

                 Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                                               $      15,000  $           -
     Accounts payable - trade                                                               -              -
     Accrued interest payable                                                             219              -
                                                                                -------------  -------------
     Total Current Liabilities                                                  $      15,219  $           -
                                                                                -------------  -------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                                            -              -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     19,813,000 shares issued and outstanding, respectively                            19,813         19,813
   Additional paid-in capital                                                          58,437         13,437
   Accumulated deficit                                                                (43,469)       (21,871)
                                                                                -------------  -------------

   Total Shareholders' Equity (Deficit)                                                34,781         11,379
                                                                                -------------  -------------

   Total Liabilities and Shareholders' Equity                                   $      50,000  $      11,379
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

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Six and Three months ended June 30, 2004 and
               2003 Period from July 31, 2001 (date of inception)
                              through June 30, 2004

                                   (Unaudited)

                                                                                              Period from
                                                                                             July 31, 2001
                               Six months    Six months   Three months    Three months    (date of inception)
                                  ended        ended          ended            ended           through
                                June 30,      June 30,       June 30,         June 30,         June 30,
                                  2004         2003           2004             2003             2004
                              ------------  -----------  -------------  ---------------  --------------------

Revenues                      $          -  $         -  $           -  $             -  $                  -
                              ------------  -----------  -------------  ---------------  --------------------

Expenses
   General and
     administrative expenses        18,746        5,919         18,746            2,869                43,250
   Interest expense                    219            -            219                -                   219
                              ------------  -----------  -------------  ---------------  --------------------

   Total expenses                   18,965        5,919         18,965            2,869                43,469
                              ------------  -----------  -------------  ---------------  --------------------

Loss from operations
   before provision for
   income taxes                    (18,965)      (5,919)       (18,965)          (2,869)              (43,469)

Provision for income taxes               -            -              -                -                     -
                              ------------  -----------  -------------  ---------------  --------------------

Net Loss                           (18,965)      (5,919)       (18,965)          (2,869)              (43,469)

Other Comprehensive Income               -            -              -                -                     -
                              ------------  -----------  -------------  ---------------  --------------------

Comprehensive Loss            $    (18,965) $    (5,919) $     (18,965) $        (2,869) $            (43,469)
                              ============  ===========  =============  ===============  ====================

Earnings per share of common
   stock outstanding computed
   on net loss - basic and
   fully diluted                       nil          nil            nil              nil                   nil
                              ============  ===========  =============  ===============  ====================

Weighted-average number
   of shares outstanding -
   basic and fully diluted      20,203,110   19,731,751     19,813,000       19,519,100            19,964,623
                              ============  ===========  =============  ===============  ====================


               The financial information presented herein has been
               prepared by management without audit by independent
                          certified public accountants.
              The accompanying notes are an integral part of these
                             financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003
              Period from July 31, 2001 (date of inception) through
                                  June 30, 2004

                                   (Unaudited)

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                Six months       Six months    (date of inception)
                                                                   ended            ended            through
                                                                 June 30,         June 30,          June 30,
                                                                   2004             2003              2004
                                                                --------------  -------------   ------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                             $      (18,965) $      (5,919)  $          (43,469)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                         -              -                    -
       Organizational costs paid with common stock                           -              -                1,950
       Increase (Decrease) in
         Accounts payable - trade                                            -         (1,850)                   -
         Accrued interest payable                                          219              -                  219
                                                                --------------  -------------   ------------------
Net cash used in operating activities                                  (18,746)        (7,769)             (41,300)
                                                                --------------  -------------   ------------------

Cash Flows from Investing Activities                                         -              -                    -
                                                                --------------  -------------   ------------------

Cash Flows from Financing Activities
   Proceeds from note payable                                           15,000              -               15,000
   Proceeds from sale of common stock                                        -         19,000               81,300
   Cash used to purchase treasury stock                                 (5,000)             -               (5,000)
                                                                --------------  -------------   ------------------
Net cash provided by (used in) financing activities                     10,000         19,000               91,300
                                                                --------------  -------------   ------------------

Increase (Decrease) in Cash                                             (8,746)        11,231               50,000

Cash at beginning of period                                             58,746            148                    -
                                                                --------------  -------------   ------------------

Cash at end of period                                           $       50,000  $      11,379   $           50,000
                                                                ==============  =============   ==================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                 $            -  $           -   $                -
                                                                ==============  =============   ==================
     Income taxes paid for the year                             $            -  $           -   $                -
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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2004 and 2003, and subsequent thereto, the Company had no outstanding common stock equivalents.


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


Note F - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2004 and 2003 and for the period from July 31, 2001 (date of inception) through June 30, 2004 are as follows:

                                                           Period from
                                                          July 31, 2001
                         Six months       Six months    (date of inception)
                            ended            ended            through
                           June 30,         June 30,          June 30,
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

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2004 and 2003 and for the period from July 31, 2001 (date of inception) through June 30, 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  Period from
                                                                July 31, 2001
                                 Six months      Six months  (date of inception)
                                  ended            ended            through
                                 June 30,         June 30,         June 30,
                                    2004           2003              2004
                              --------------  -------------   -----------------

Statutory rate applied to
income before income taxes    $       (6,450) $      (2,000)  $         (14,800)

Increase (decrease) in income
taxes resulting from:
     State income taxes                    -              -                   -
     Other, including reserve
     for deferred tax asset
     and application of net
     operating loss carryforward       6,450          2,000              14,800
                              --------------  -------------   -----------------
         Income tax expense   $            -  $           -   $               -
                              ==============  =============   =================

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2004 and 2003, respectively, after taking the January 2005 change in control into consideration:

                                                    June 30,     June 30,
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


(3)  Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2004 and 2003, respectively.

General and administrative expenses for the six or three month periods ended June 30, 2004 and 2003 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six and three month periods ended June 30, 2004 and 2003 was nil based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2004 and 2003, respectively, the Company had working capital of approximately $34,800 and $11,400, respectively.

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