Form 10QSB
period 2004-09-30
FABULOUS FRITAS CORP
filed 2005-11-01
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004


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

                           Fabulous Fritas Corporation

              Form 10-QSB for the Quarter ended September 30, 2004

                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1 Financial Statements                                               3

  Item 2 Management's Discussion and Analysis or Plan of Operation         12

  Item 3 Controls and Procedures                                           14

Part II - Other Information

  Item 1 Legal Proceedings                                                 15

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds       15

  Item 3 Defaults Upon Senior Securities                                   15

  Item 4 Submission of Matters to a Vote of Security Holders               15

  Item 5 Other Information                                                 15

  Item 6 Exhibits                                                          15


Signatures                                                                 16

                          PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2004 and 2003

                                   (Unaudited)

                                                                                September 30,  September 30,
                                                                                    2004            2003
                                                                                -------------  -------------
                                     Assets

Current Assets
   Cash on hand and in bank                                                     $      50,000  $      60,007
                                                                                -------------  -------------

   Total Current Assets                                                                50,000         60,007
                                                                                -------------  -------------

Total Assets                                                                    $      50,000  $      60,007
                                                                                =============  =============


                 Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                                               $      15,000  $           -
     Accounts payable - trade                                                               -              -
     Accrued interest payable                                                             483              -
                                                                                -------------  -------------
     Total Current Liabilities                                                         15,483              -
                                                                                -------------  -------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                                            -              -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     19,813,000 and 20,813,000 shares
       issued and outstanding, respectively                                            19,813         20,813
   Additional paid-in capital                                                          58,437         62,437
   Accumulated deficit                                                                (43,733)       (23,243)
                                                                                -------------  -------------

   Total Shareholders' Equity (Deficit)                                                34,517         60,007
                                                                                -------------  -------------

   Total Liabilities and Shareholders' Equity                                   $      50,000  $      60,007
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

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended September 30, 2004 and
           2003 Period from July 31, 2001 (date of inception) through
                               September 30, 2004

                                   (Unaudited)

                                                                                                Period from
                                                                                               July 31, 2001
                               Nine months   Nine months    Three months    Three months    (date of inception)
                                  ended          ended          ended            ended            through
                              September 30,  September 30,  September 30,   September 30,      September 30,
                                  2004           2003            2004           2003               2004
                              -------------  -------------  -------------  ---------------  --------------------

Revenues                      $           -  $           -  $           -  $             -  $                  -
                              -------------  -------------  -------------  ---------------  --------------------

Expenses
   General and
     administrative expenses         18,746          7,291              -            1,372                43,250
   Interest expense                     483              -            264                -                   483
                              -------------  -------------  -------------  ---------------  --------------------

   Total expenses                   19,229           7,291            264            1,372                43,733
                              -------------  -------------  -------------  ---------------  --------------------

Loss from operations
   before provision for
   income taxes                     (19,229)        (7,291)          (264)          (1,372)              (43,733)

Provision for income taxes                -              -              -                -                     -
                              -------------  -------------  -------------  ---------------  --------------------

Net Loss                            (19,229)        (7,291)          (264)          (1,372)              (43,733)

Other Comprehensive Income                -              -              -                -                     -
                              -------------  -------------  -------------  ---------------  --------------------

Comprehensive Loss            $     (19,229) $      (7,291) $        (264) $        (1,372) $            (43,733)
                              =============  =============  =============  ===============  ====================

Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                              nil            nil            nil              nil                   nil
                              =============  =============  =============  ===============  ====================

Weighted-average number
   of shares outstanding -
   basic and fully diluted       20,072,124     19,723,220     19,813,000       20,813,000            19,952,567
                              =============  =============  =============  ===============  ====================


               The financial information presented herein has been
               prepared by management without audit by independent
                          certified public accountants.
              The accompanying notes are an integral part of these
                             financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003
              Period from July 31, 2001 (date of inception) through
                               September 30, 2004

                                   (Unaudited)

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                Nine months     Nine months     (date of inception)
                                                                   ended            ended            through
                                                                September 30,   September 30,      September 30,
                                                                   2004             2003              2004
                                                                --------------  -------------   ------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                             $      (19,229) $      (7,291)  $          (43,733)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                         -              -                    -
       Organizational costs paid with common stock                           -              -                1,950
       Increase (Decrease) in
         Accounts payable - trade                                            -         (1,850)                   -
         Accrued interest payable                                          483              -                  483
                                                                --------------  -------------   ------------------
Net cash used in operating activities                                  (18,746)        (9,141)             (41,300)
                                                                --------------  -------------   ------------------

Cash Flows from Investing Activities                                         -              -                    -
                                                                --------------  -------------   ------------------

Cash Flows from Financing Activities
   Proceeds from note payable                                           15,000              -               15,000
   Proceeds from sale of common stock                                        -         69,000               81,300
   Cash used to purchase treasury stock                                 (5,000)             -               (5,000)
                                                                --------------  -------------   ------------------
Net cash provided by (used in) financing activities                     10,000         69,000               91,300
                                                                --------------  -------------   ------------------

Increase (Decrease) in Cash                                             (8,746)        59,859               50,000

Cash at beginning of period                                             58,746            148                    -
                                                                --------------  -------------   ------------------

Cash at end of period                                           $       50,000  $      60,007   $           50,000
                                                                ==============  =============   ==================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                 $            -  $           -   $                -
                                                                ==============  =============   ==================
     Income taxes paid for the year                             $            -  $           -   $                -
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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2004 and 2003, and subsequent thereto, the Company had no outstanding common stock equivalents.


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


Note F - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2004 and 2003 and for the period from July 31, 2001 (date of inception) through September 30, 2004 are as follows:

                                                          Period from
                                                         July 31, 2001
                        Nine months    Nine months     (date of inception)
                            ended         ended            through
                        September 30,  September 30,      September 30,
                            2004             2003              2004
                        -------------- --------------   ------------------
Federal:
  Current               $            -  $           -   $                -
  Deferred                           -              -                    -
                        --------------  -------------   ------------------
                                     -              -                    -
                        --------------  -------------   ------------------
State:
  Current                            -              -                    -
  Deferred                           -              -                    -
                        --------------  -------------   ------------------
                                     -              -                    -
                        --------------  -------------   ------------------

  Total                 $            -  $           -   $                -
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

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2004 and 2003 and for the period from July 31, 2001 (date of inception) through September 30, 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  Period from
                                                                July 31, 2001
                                Nine months     Nine months  (date of inception)
                                  ended            ended            through
                               September 30,   September 30,    September 30,
                                    2004           2003              2004
                              --------------  -------------   -----------------

Statutory rate applied to
income before income taxes    $       (6,500) $      (2,500)  $         (14,900)

Increase (decrease) in income
taxes resulting from:
     State income taxes                    -              -                   -
     Other, including reserve
     for deferred tax asset
     and application of net
     operating loss carryforward       6,500          2,500              14,900
                              --------------  -------------   -----------------
         Income tax expense   $            -  $           -   $               -
                              ==============  =============   =================

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2004 and 2003, respectively, after taking the January 2005 change in control into consideration:

                                                 September 30, September 30,
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

(3)  Results of Operations

The Company had no revenue for either of the nine and three month periods ended September 30, 2004 and 2003, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2004 and 2003 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine and three month periods ended September 30, 2004 and 2003 was nil based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2004 and 2003, respectively, the Company had working capital of approximately $34,500 and $60,000, respectively.

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