Form 10QSB
period 2005-03-31
FABULOUS FRITAS CORP
filed 2005-11-01
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005


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

                                      N/A
--------------------------------------------------------------------------------
                          (Former name, former address
             and former fiscal year, if changed since last report)


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

                           Fabulous Fritas Corporation

                Form 10-QSB for the Quarter ended March 31, 2005

                                Table of Contents


                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1 Financial Statements                                               3

  Item 2 Management's Discussion and Analysis or Plan of Operation         12

  Item 3 Controls and Procedures                                           15

Part II - Other Information

  Item 1 Legal Proceedings                                                 15

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds       15

  Item 3 Defaults Upon Senior Securities                                   15

  Item 4 Submission of Matters to a Vote of Security Holders               15

  Item 5 Other Information                                                 15

  Item 6 Exhibits                                                          16


Signatures                                                                 16

                          PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 2005 and 2004

                                   (Unaudited)

                                                                                  March 31,       March 31,
                                                                                    2005            2004
                                                                                -------------  -------------
                                     Assets

Current Assets
   Cash on hand and in bank                                                     $           -  $      53,746
                                                                                -------------  -------------

   Total Current Assets                                                                     -         53,746
                                                                                -------------  -------------

Total Assets                                                                    $           -  $      53,746
                                                                                =============  =============

                 Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                                               $      15,000  $           -
     Accounts payable - trade                                                               -              -
     Accrued interest payable                                                           1,007              -
                                                                                -------------  -------------
     Total Current Liabilities                                                         16,007              -
                                                                                -------------  -------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                                           -                -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     18,813,000 and 19,813,000 shares
       issued and outstanding, respectively                                            18,813         19,813
   Additional paid-in capital                                                           9,437         58,437
   Accumulated deficit                                                                (44,257)       (24,504)
                                                                                -------------  -------------

   Total Shareholders' Equity (Deficit)                                               (16,007)        53,746
                                                                                -------------  -------------

   Total Liabilities and Shareholders' Equity                                   $           -  $      53,746
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

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2005 and 2004
                  Period from July 31, 2001 (date of inception)
                             through March 31, 2005

                                   (Unaudited)

                                                                                                    Period from
                                                                                                   July 31, 2001
                                                                 Three months    Three months    (date of inception)
                                                                     ended           ended            through
                                                                   March 31,        March 31,         March 31,
                                                                    2005             2004              2005
                                                                --------------  -------------   ------------------

Revenues                                                        $            -  $           -   $                -
                                                                --------------  -------------   ------------------
Expenses
   General and administrative expenses                                       -              -               41,500
   Legal fees paid to related party                                          -              -                1,750
   Interest expense                                                        259              -                1,007
                                                                --------------  -------------   ------------------
     Total expenses                                                        259              -               44,257
                                                                --------------  -------------   ------------------
Loss from operations
   before provision for income taxes                                      (259)             -              (44,257)

Provision for income taxes                                                   -              -                    -
                                                                --------------  -------------   ------------------

Net Loss                                                                  (259)             -              (44,257)

Other Comprehensive Income                                                   -              -                    -
                                                                --------------  -------------   ------------------

Comprehensive Loss                                              $         (259) $           -   $          (44,257)
                                                                ==============  =============   ==================

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                                 nil            nil                  nil
                                                                ==============  =============   ==================

Weighted-average number of shares
   outstanding - basic and fully diluted                            18,957,444     20,893,220           19,876,091
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

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                   Three months ended March 31, 2005 and 2004
                  Period from July 31, 2001 (date of inception)
                             through March 31, 2005

                                   (Unaudited)

                                                                                                    Period from
                                                                                                   July 31, 2001
                                                                 Three months    Three months    (date of inception)
                                                                     ended           ended            through
                                                                   March 31,        March 31,         March 31,
                                                                    2005             2004              2005
                                                                --------------  -------------   ------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                             $         (259) $           -   $          (44,257)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                         -              -
       Organizational costs paid with common stock                           -              -                1,950
       Increase (Decrease) in
         Accounts payable - trade                                            -              -                    -
         Accrued interest payable                                          259              -                1,007
                                                                --------------  -------------   ------------------
Net cash used in operating activities                                        -              -              (41,300)
                                                                --------------  -------------   ------------------


Cash Flows from Investing Activities                                         -              -                    -
                                                                --------------  -------------   ------------------


Cash Flows from Financing Activities
   Proceeds from note payable                                                -              -               15,000
   Proceeds from sale of common stock                                        -              -               81,300
   Cash used to refund subscription agreement                          (50,000)             -              (50,000)
   Cash used to purchase treasury stock                                      -         (5,000)              (5,000)
                                                                --------------  -------------   ------------------
Net cash provided by (used in) financing activities                    (50,000)        (5,000)              41,300
                                                                --------------  -------------   ------------------

Increase (Decrease) in Cash                                            (50,000)        (5,000)                   -

Cash at beginning of period                                             50,000         58,746                    -
                                                                --------------  -------------   ------------------

Cash at end of period                                           $            -  $      53,746   $                -
                                                                ==============  =============   ==================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                 $            -  $           -   $                -
                                                                ==============  =============   ==================
     Income taxes paid for the year                             $            -  $           -   $                -
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

Management  acknowledges  that  it is  solely  responsible  for  adopting  sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended December 31, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.


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


Note C - Going Concern Uncertainty - Continued

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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31,2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.

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


Note F - Note Payable

The note payable consists of the following at March 31, 2005 and 2004, respectively:

                                                             March 31, March 31,
                                                               2005      2004
                                                             --------- --------

$15,000  note  payable to an  advisory  firm for  consulting services.  Interest at 7.0%.  Principal and accrued interest payable in full on April 15, 2005. Unsecured.  Repayment may be made  at the  option  of the  noteholder  in  restricted, unregistered  common stock of the Company at a rate of $0.01 per  share.  Unpaid  as of the  date of this  filing  and no
demand for payment has been made by the lender.              $  15,000 $      -
                                                             ========= ========

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2005 and 2004 and for the period from July 31, 2001 (date of inception) through March 31, 2005 are as follows:

                                                            Period from
                                                           July 31, 2001
                         Three months    Three months    (date of inception)
                             ended           ended            through
                           March 31,        March 31,         March 31,
                            2005             2004              2005
                        --------------  -------------   ------------------
Federal:
  Current               $            -  $           -   $                -
  Deferred                           -              -                    -
                        --------------  -------------   ------------------
                                     -              -                    -
                        --------------  -------------   ------------------
State:
  Current                            -              -                    -
  Deferred                           -              -                    -
                        --------------  -------------   ------------------
                                     -              -                    -
                        --------------  -------------   ------------------

  Total                 $            -  $           -   $                -
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

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2005 and 2004 and for the period from July 31, 2001 (date of inception) through March 31, 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  Period from
                                                                July 31, 2001
                               Three months    Three months  (date of inception)
                                  ended           ended            through
                                 March 31,        March 31,         March 31,
                                    2005             2004              2005
                              --------------  -------------   -----------------

Statutory rate applied to
income before income taxes    $          (90) $           -   $         (15,000)

Increase (decrease) in income
taxes resulting from:
     State income taxes                    -              -                   -
     Other, including reserve
     for deferred tax asset
     and application of net
     operating loss carryforward          90              -              15,000
                              --------------  -------------   -----------------
         Income tax expense   $            -  $           -   $               -
                              ==============  =============   =================

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2005 and 2004, respectively, after taking the January 2005 change in control into consideration:

                                                    March 31,    March 31,
                                                      2005         2004
                                                   ----------  -----------
       Deferred tax assets
         Net operating loss carryforwards          $        -  $         -
         Less valuation allowance                           -            -
                                                   ----------  -----------

         Net Deferred Tax Asset                    $        -  $         -
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

(3)  Results of Operations

     The Company had no revenue for either of the three month periods ended March 31, 2005 and 2004, respectively.

     General and administrative expenses for the three month periods ended March 31, 2005 and 2004 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

     The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

     At March 31, 2005 and 2004, respectively, the Company had working capital of approximately $(16,007) and $53,746, respectively.

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

   None


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