Form 10QSB
period 2005-09-30
FABULOUS FRITAS CORP
filed 2005-11-15
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2005

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



----------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 11, 2005: 18,813,000


Transitional Small Business Disclosure Format (check one):    YES [_] NO [X]

                           Fabulous Fritas Corporation

              Form 10-QSB for the Quarter ended September 30, 2005

                                Table of Contents

                                                                          Page
Part I - Financial Information

  Item 1 Financial Statements                                               3

  Item 2 Management's Discussion and Analysis or Plan of Operation         11

  Item 3 Controls and Procedures                                           14

Part II - Other Information

  Item 1 Legal Proceedings                                                 15

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds       15

  Item 3 Defaults Upon Senior Securities                                   15

  Item 4 Submission of Matters to a Vote of Security Holders               15

  Item 5 Other Information                                                 15

  Item 6 Exhibits                                                          15


Signatures                                                                 15

                                     Part I

Item 1 - Financial Statements

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2005 and 2004
                                   (Unaudited)

                                                                                September 30,    September 30,
                                                                                    2005           2004
                                                                                -------------   --------------
                                     Assets
Current Assets
   Cash on hand and in bank                                                     $           -   $       50,000
   Prepaid officer compensation                                                         2,750                -
                                                                                -------------   --------------

   Total Current Assets                                                                 2,750           50,000
                                                                                -------------   --------------

Total Assets                                                                    $       2,750   $       50,000
                                                                                =============   ==============


                 Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                                               $      15,000   $       15,000
     Accounts payable - trade                                                          13,887                -
     Accrued interest payable                                                           1,533              483
                                                                                -------------   --------------
     Total Current Liabilities                                                         30,420           15,483
                                                                                -------------   --------------

Commitments and Contingencies

Shareholders' Equity (Deficit)

   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                                            -                -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     18,813,000 and 19,813,000 shares
       issued and outstanding, respectively                                            18,813           19,813
   Additional paid-in capital                                                           9,437           58,437
   Accumulated deficit                                                                (55,920)          (43,733)
                                                                                -------------   --------------

   Total Shareholders' Equity (Deficit)                                               (27,670)          34,517
                                                                                -------------   --------------

   Total Liabilities and Shareholders' Equity                                   $       2,750   $       50,000
                                                                                =============   ==============


               The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                         of these financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                 Nine and Three months ended September 30, 2005
                       and 2004 Period from July 31, 2001
                 (date of inception) through September 30, 2005
                                   (Unaudited)

                                                                                              Period from
                                                                                             July 31, 2001
                               Nine months  Nine months    Three months    Three months    (date of inception)
                                  ended        ended          ended            ended           through
                              September 30, September 30,  September 30,  September 30,       September 30,
                                  2005         2004           2005             2004             2005
                              ------------  -------------  -------------  ---------------  --------------------

Revenues                      $          -  $           -  $           -  $             -  $                  -
                              ------------  -------------  -------------  ---------------  --------------------

Expenses
   General and
     administrative expenses        11,137         18,746          1,602                -                54,387
   Interest expense                    914            483           265               264                 1,533
                              ------------  -------------  -------------  ---------------  --------------------

   Total expenses                   12,051         19,229          1,867              264                55,920
                              ------------  -------------  -------------  ---------------  --------------------

Loss from operations
   before provision for
   income taxes                    (12,051)       (19,229)        (1,867)            (264)              (55,920)

Provision for income taxes               -              -              -                -                     -
                              ------------  -------------  -------------  ---------------  --------------------

Net Loss                           (12,051)       (19,229)        (1,867)            (264)              (55,920)

Other Comprehensive Income               -              -              -                -                     -
                              ------------  -------------  -------------  ---------------  --------------------

Comprehensive Loss            $    (12,051) $     (19,229) $      (1,867) $          (264) $            (55,920)
                              ============  =============  =============  ===============  ====================

Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                             nil            nil            nil              nil                   nil
                              ============  =============  =============  ===============  ====================

Weighted-average number
   of shares outstanding -
   basic and fully diluted      18,860,619     20,072,124     18,813,000       19,813,000            19,748,269
                              ============  =============  =============  ===============  ====================


               The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                         of these financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Nine months ended September 30, 2005 and 2004
              Period from July 31, 2001 (date of inception) through
                               September 30, 2005
                                   (Unaudited)

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                Nine months     Nine months      (date of inception)
                                                                   ended            ended            through
                                                                 September 30,  September 30,     September 30,
                                                                   2005             2004              2005
                                                               ---------------  --------------   ----------------
Cash Flows from Operating Activities
   Net income (loss) for the period                            $       (12,051) $      (19,229)  $        (55,920)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                         -               -                  -
       Organizational costs paid with common stock                           -               -              1,950
       (Increase) Decrease in
         Prepaid officer compensation                                   (2,750)              -             (2,750)
       Increase (Decrease) in
         Accounts payable - trade                                       13,887          (1,850)            13,887
         Accrued interest payable                                          914               -              1,533
                                                               ---------------  --------------   ----------------
Net cash used in operating activities                                        -         (18,746)           (41,300)
                                                               ---------------  --------------   ----------------


Cash Flows from Investing Activities                                         -               -                  -
                                                               ---------------  --------------   ----------------


Cash Flows from Financing Activities
   Proceeds from note payable                                                -          15,000             15,000
   Proceeds from sale of common stock                                        -               -             81,300
   Cash used to refund subscription agreement                          (50,000)              -            (50,000)
   Cash used to purchase treasury stock                                      -          (5,000)            (5,000)
                                                               ---------------  --------------   ----------------
Net cash provided by (used in) financing activities                    (50,000)         10,000             41,300
                                                               ---------------  --------------   ----------------

Increase (Decrease) in Cash                                            (50,000)         (8,746)                 -

Cash at beginning of period                                             50,000          58,746                  -
                                                               ---------------  --------------   ----------------

Cash at end of period                                          $             -  $       50,000   $              -
                                                               ===============  ==============   ================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                $              - $            -   $              -
                                                               ===============  ==============   ================
     Income taxes paid for the year                            $              - $            -   $              -
                                                               ===============  ==============   ================

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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.


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


Note F - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2005 and 2004 and for the period from July 31, 2001 (date of inception) through September 30, 2005 are as follows:

                                                           Period from
                                                          July 31, 2001
                         Nine month      Nine month    (date of inception)
                            ended            ended            through
                        September 30,   September 30,      September 30,
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

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2005 and 2004 and for the period from July 31, 2001 (date of inception) through September 30, 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  Period from
                                                                July 31, 2001
                               Nine months    Nine months    (date of inception)
                                  ended            ended            through
                               September 30,   September 30,      September 30,
                                    2005           2004              2005
                              --------------  -------------   -----------------

Statutory rate applied to
income before income taxes    $       (4,100) $      (6,500)  $         (19,000)

Increase (decrease) in income
taxes resulting from:
     State income taxes                    -              -                   -
     Other, including reserve
     for deferred tax asset
     and application of net
     operating loss carryforward       4,100          6,500              19,000
                              --------------  -------------   -----------------
         Income tax expense   $            -  $           -   $               -
                              ==============  =============   =================

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2005 and 2004, respectively, after taking the January 2005 change in control into consideration:

                                        September 30,   September 30,
                                             2005           2004
                                        --------------  -------------
Deferred tax assets
  Net operating loss carryforwards       $       4,100  $           -
  Less valuation allowance                      (4,100)             -
                                        --------------  -------------

  Net Deferred Tax Asset                             -  $           -
                                        ==============  =============

During each of the nine month periods ended September 30, 2005 and 2004, respectively, the reserve for deferred tax asset increased by approximately $4,100 and $-0-.


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(3)  Results of Operations

The Company had no revenue for either of the nine and three month periods ended September 30, 2005 and 2004, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2005 were approximately $11,100 which were directly related to the Company's filing all delinquent periodic reports under the Securities Exchange Act of 1934, as amended, including the costs of having it's prior period financial statements audited.

General and administrative expenses for the nine and three month periods ended September 30, were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934.

It is anticipated that future expenditure levels will remain comparable to those experienced since April 1, 2005 as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective nine and three month periods ended September 30, 2005 and 2004 was nil based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2005 and 2004, respectively, the Company had working capital of approximately $(27,670) and$34,500, respectively.

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

Effective January 1, 2005, the Company began to accrue compensation payable to it's President, Roger Pawson, in the amount of $250.00 per month in consideration of the time spent to maintain the corporation and investigate future business plans and courses of action. On April 27, 2005, the Company paid Mr. Pawson approximately $5,000 cash as payment for prior and future compensation. As of September 30, 2005, the Company is carrying a prepaid officer compensation account on the accompanying balance sheet of approximately $2,750 which will be amortized to future operations.

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

   None


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

                           Fabulous Fritas Corporation


Dated: November 11, 2005                   /s/ Roger E. Pawson
                                        -------------------------------
                                        Roger E. Pawson
                                        Chief Executive Officer,
                                        Chief Financial Officer
                                        and Director