Form 10QSB/A
period 2005-03-31
FABULOUS FRITAS CORP
filed 2005-11-16
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB/A

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
                                                                                =============  =============

                 Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                                               $      15,000  $           -
     Accounts payable - trade                                                               -              -
     Accrued officers compensation                                                        750              -
     Accrued interest payable                                                           1,007              -
                                                                                -------------  -------------
     Total Current Liabilities                                                         16,757              -
                                                                                -------------  -------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                                           -                -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     18,813,000 and 19,813,000 shares
       issued and outstanding, respectively                                            18,813         19,813
   Additional paid-in capital                                                           9,437         58,437
   Accumulated deficit                                                                (44,257)       (24,504)
                                                                                -------------  -------------

   Total Shareholders' Equity (Deficit)                                               (16,757)        53,746
                                                                                -------------  -------------

   Total Liabilities and Shareholders' Equity                                   $           -  $      53,746
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

                                   (Unaudited)

                                                                                                    Period from
                                                                                                   July 31, 2001
                                                                 Three months    Three months    (date of inception)
                                                                     ended           ended            through
                                                                   March 31,        March 31,         March 31,
                                                                    2005             2004              2005
                                                                --------------  -------------   ------------------

Revenues                                                        $            -  $           -   $                -
                                                                --------------  -------------   ------------------

Expenses
   General and administrative expenses                                       -              -               41,500
   Legal fees paid to related party                                          -              -                1,750
   Officer compensation                                                  ` 750              -                  750
   Interest expense                                                        259              -                1,007
                                                                --------------  -------------   ------------------
     Total expenses                                                      1,138              -               45,007
                                                                --------------  -------------   ------------------

Loss from operations
   before provision for income taxes                                    (1,138)             -              (45,007)

Provision for income taxes                                                   -              -                    -
                                                                --------------  -------------   ------------------

Net Loss                                                                (1,138)             -              (45,007)

Other Comprehensive Income                                                   -              -                    -
                                                                --------------  -------------   ------------------

Comprehensive Loss                                              $       (1,138) $           -   $          (45,007)
                                                                       =====           ======             ======

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

                                   (Unaudited)

                                                                                                    Period from
                                                                                                   July 31, 2001
                                                                 Three months    Three months    (date of inception)
                                                                     ended           ended            through
                                                                   March 31,        March 31,         March 31,
                                                                    2005             2004              2005
                                                                --------------  -------------   ------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                             $         (259) $           -   $          (44,257)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                         -              -
       Organizational costs paid with common stock                           -              -                1,950
       Increase (Decrease) in
         Accounts payable - trade                                            -              -                    -
         Accrued officers compensation                                     750              -                  750
         Accrued interest payable                                          259              -                1,007
                                                                --------------  -------------   ------------------
Net cash used in operating activities                                        -              -              (41,300)
                                                                --------------  -------------   ------------------


Cash Flows from Investing Activities                                         -              -                    -
                                                                --------------  -------------   ------------------


Cash Flows from Financing Activities
   Proceeds from note payable                                                -              -               15,000
   Proceeds from sale of common stock                                        -              -               81,300
   Cash used to refund subscription agreement                          (50,000)             -              (50,000)
   Cash used to purchase treasury stock                                      -         (5,000)              (5,000)
                                                                --------------  -------------   ------------------
Net cash provided by (used in) financing activities                    (50,000)        (5,000)              41,300
                                                                --------------  -------------   ------------------

Increase (Decrease) in Cash                                            (50,000)        (5,000)                   -

Cash at beginning of period                                             50,000         58,746                    -
                                                                --------------  -------------   ------------------

Cash at end of period                                           $            -  $      53,746   $                -
                                                                ==============  =============   ==================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                 $            -  $           -   $                -
                                                                ==============  =============   ==================
     Income taxes paid for the year                             $            -  $           -   $                -
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

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2005 and 2004 and for the period from July 31, 2001 (date of inception) through March 31, 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  Period from
                                                                July 31, 2001
                               Three months    Three months  (date of inception)
                                  ended           ended            through
                                 March 31,        March 31,         March 31,
                                    2005             2004              2005
                              --------------  -------------   -----------------

Statutory rate applied to
income before income taxes    $         (390) $           -   $         (15,300)

Increase (decrease) in income
taxes resulting from:
     State income taxes                    -              -                   -
     Other, including reserve
     for deferred tax asset
     and application of net
     operating loss carryforward         390              -              15,300
                              --------------  -------------   -----------------
         Income tax expense   $            -  $           -   $               -
                              ==============  =============   =================

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2005 and 2004, respectively, after taking the January 2005 change in control into consideration:

                                                    March 31,    March 31,
                                                      2005         2004
                                                   ----------  -----------
       Deferred tax assets
         Net operating loss carryforwards          $      390  $         -
         Less valuation allowance                        (390)           -
                                                   ----------  -----------

         Net Deferred Tax Asset                    $        -  $         -
                                                   ==========  ===========

During each of the three month periods ended March 31, 2005 and 2004, respectively, the reserve for deferred tax asset increased by approximately $390 and $-0-.


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

At March 31, 2005 and 2004, respectively, the Company had working capital of approximately $(16,757) and $53,746, respectively.

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

Effective January 1, 2005, the Company began to accrue compensation payable to it's President, Roger Pawson, in the amount of $250.00 per month in consideration of the time spent to maintain the corporation and investigate future business plans and courses of action. At March 31, 2005, the Company had accrued approximately $750.00 in compensation payable to Mr. Pawson.

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