Form 10QSB/A
period 2005-06-30
FABULOUS FRITAS CORP
filed 2005-11-16
CIK 1160217

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

                           Fabulous Fritas Corporation

                Form 10-QSB/A for the Quarter ended June 30, 2005

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            11

  Item 3 Controls and Procedures                                              13

Part II - Other Information

  Item 1 Legal Proceedings                                                    14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          14

  Item 3 Defaults Upon Senior Securities                                      15

  Item 4 Submission of Matters to a Vote of Security Holders                  15

  Item 5 Other Information                                                    15

  Item 6 Exhibits                                                             16


Signatures                                                                    16

                                     Part I

Item 1 - Financial Statements

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2005 and 2004

                                   (Unaudited)

                                                                                  June 30,        June 30,
                                                                                    2005            2004
                                                                                -------------  -------------
                                     Assets

Current Assets
   Cash on hand and in bank                                                     $           -        $50,000
   Prepaid officer compensation                                                         3,500              -
                                                                                -------------  -------------

   Total Current Assets                                                                 3,500         50,000
                                                                                -------------  -------------

Total Assets                                                                    $       3,500  $      50,000
                                                                                =============  =============


                 Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                                               $      15,000  $      15,000
     Accounts payable - trade                                                          13,034              -
     Accrued interest payable                                                           1,269            219
                                                                                -------------  -------------
     Total Current Liabilities                                                         29,303         15,219
                                                                                -------------  -------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                                            -              -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     18,813,000 and 19,813,000 shares issued and outstanding, respectively             18,813         19,813
   Additional paid-in capital                                                           9,437         58,437
   Accumulated deficit                                                                (54,053)       (43,469)
                                                                                -------------  -------------

   Total Shareholders' Equity (Deficit)                                               (25,803)        34,781
                                                                                -------------  -------------

   Total Liabilities and Shareholders' Equity                                   $       3,500  $      50,000
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

                                   (Unaudited)

                                                                                              Period from
                                                                                             July 31, 2001
                               Six months    Six months   Three months    Three months    (date of inception)
                                  ended        ended          ended            ended           through
                                June 30,      June 30,       June 30,         June 30,         June 30,
                                  2005         2004           2005             2004             2005
                              ------------  -----------  -------------  ---------------  --------------------

Revenues                      $          -  $         -  $           -  $             -  $                  -
                              ------------  -----------  -------------  ---------------  --------------------

Expenses
   General and
     administrative expenses         9,534       18,746          8,784           18,746                52,785
   Interest expense                    650          219            262              219                 1,268
                              ------------  -----------  -------------  ---------------  --------------------

   Total expenses                   10,184       18,965          9,046           18,965                54,053
                              ------------  -----------  -------------  ---------------  --------------------

Loss from operations
   before provision for
   income taxes                    (10,184)     (18,965)        (9,046)         (18,965)              (54,053)

Provision for income taxes               -            -              -                -                     -
                              ------------  -----------  -------------  ---------------  --------------------

Net Loss                           (10,184)     (18,965)        (9,046)         (18,965)              (54,053)

Other Comprehensive Income               -            -              -                -                     -
                              ------------  -----------  -------------  ---------------  --------------------

Comprehensive Loss            $    (10,184) $   (18,965) $      (9,046) $       (18,965) $            (54,053)
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

                                   (Unaudited)

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                Six months       Six months    (date of inception)
                                                                   ended            ended            through
                                                                 June 30,         June 30,          June 30,
                                                                   2004             2003              2004
                                                                --------------  -------------   ------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                             $      (10,184) $     (18,965)  $          (54,053)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                         -              -                    -
       Organizational costs paid with common stock                           -              -                1,950
       (Increase) Decrease in
         Prepaid officer compensation                                   (3,500)             -               (3,500)
       Increase (Decrease) in
         Accounts payable - trade                                       13,034              -               13,034
         Accrued interest payable                                          650            219                1,269
                                                                --------------  -------------   ------------------
Net cash used in operating activities                                        -         (3,746)             (41,300)
                                                                --------------  -------------   ------------------


Cash Flows from Investing Activities                                         -              -                    -
                                                                --------------  -------------   ------------------


Cash Flows from Financing Activities
   Proceeds from note payable                                                -         15,000               15,000
   Proceeds from sale of common stock                                        -              -               81,300
   Cash used to refund subscription agreement                          (50,000)             -              (50,000)
   Cash used to purchase treasury stock                                      -         (5,000)              (5,000)
                                                                --------------  -------------   ------------------
Net cash provided by (used in) financing activities                    (50,000)        10,000               41,300
                                                                --------------  -------------   ------------------

Increase (Decrease) in Cash                                            (50,000)        (8,746)                   -

Cash at beginning of period                                             50,000         58,746                    -
                                                                --------------  -------------   ------------------

Cash at end of period                                           $            -  $      50,000   $                -
                                                                ==============  =============   ==================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                 $            -  $           -   $                -
                                                                ==============  =============   ==================
     Income taxes paid for the year                             $            -  $           -   $                -
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

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2005 and 2004 and for the period from July 31, 2001 (date of inception) through June 30, 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  Period from
                                                                July 31, 2001
                                 Six months      Six months  (date of inception)
                                  ended            ended            through
                                 June 30,         June 30,         June 30,
                                    2005           2004              2005
                              --------------  -------------   -----------------

Statutory rate applied to
income before income taxes    $       (3,460) $      (6,450)  $         (18,400)

Increase (decrease) in income
taxes resulting from:
     State income taxes                    -              -                   -
     Other, including reserve
     for deferred tax asset
     and application of net
     operating loss carryforward       3,460          6,450              18,400
                              --------------  -------------   -----------------
         Income tax expense   $            -  $           -   $               -
                              ==============  =============   =================

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2005 and 2004, respectively, after taking the January 2005 change in control into consideration:

                                                    June 30,     June 30,
                                                      2005         2004
                                                   ----------  -----------
       Deferred tax assets
         Net operating loss carryforwards          $    3,460  $         -
         Less valuation allowance                      (3,460)           -
                                                   ----------  -----------

         Net Deferred Tax Asset                    $        -  $         -
                                                   ==========  ===========

During each of the six month periods ended June 30, 2005 and 2004, respectively, the reserve for deferred tax asset increased by approximately $3,460 and $-0-.


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

At June 30, 2005 and 2004, respectively, the Company had working capital of approximately $(25,803) and $34,800, respectively.

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

Effective January 1, 2005, the Company began to accrue compensation payable to it's President, Roger Pawson, in the amount of $250.00 per month in consideration of the time spent to maintain the corporation and investigate future business plans and courses of action. On April 27, 2005, the Company paid Mr. Pawson approximately $5,000 cash as payment for prior and future compensation. As of June 30, 2005, the Company is carrying a prepaid officer compensation account on the accompanying balance sheet of approximately $3,500 which will be amortized to future operations.

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