Form 10KSB
period 2005-12-31
FABULOUS FRITAS CORP
filed 2006-02-08
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

For the fiscal year ended December 31, 2005

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


Commission File Number: 333-70868


                           FABULOUS FRITAS CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Florida                                         65-1129569
--------------------------------------------------------------------------------
  (State of incorporation)                           (IRS Employer ID Number)


        2111 Palomar Airport Road, Suite 100, Carlsbad, California 92009
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (858) 243-2615
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                 4878 Ronson Court, San Diego, California 92111
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Securities registered under Section 12 (b) of the Exchange Act - None



Securities registered under Section 12(g) of the Exchange Act: - Common Stock
                                                               $0.001 par value

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



The issuer's revenues for the fiscal year ended December 31, 2005 were $-0-.



The aggregate market value of voting common equity held by non-affiliates as of February 7, 2006 was approximately $-0-.



As of February 7, 2006, there were 18,813,000 shares of Common Stock issued and outstanding.



Transitional Small Business Disclosure Format : Yes [_]  No [X]

                           Fabulous Fritas Corporation

                                Index to Contents

                                                                          Page
                                                                          Number
                                     Part I

Item 1  Description of Business                                               4

Item 2  Description of Property                                              20

Item 3  Legal Proceedings                                                    12

Item 4  Submission of Matters to a Vote of Security Holders                  20


                                 Part II

Item 5  Market for Company's Common Stock and Related Stockholders Matters   21

Item 6  Management's Discussion and Analysis or Plan of Operation            22

Item 7  Financial Statements                                                 26

Item 8  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                           26

Item 8A Controls and Procedures                                              26


                                 Part III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 27

Item 10 Executive Compensation                                               29

Item 11 Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   29

Item 12 Certain Relationships and Related Transactions                       30

Item 13 Exhibits and Reports on 8-K                                          30

Item 14 Principal Accountant Fees and Services                               30

Signatures                                                                   32

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

Rule 144 Sales

     Of the 18,813,000 presently issued and outstanding shares of the Company's stock, approximately 18,500,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop. As of the date hereof, the current controlling shareholder has held approximately 87.71% of the total issued and outstanding shares of the common stock of the Company thereof since December 1, 2004. Accordingly, such shares are not currently available for resale in accordance with the provisions of Rule 144.

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


Item 2 - Description of Property

     The Company  currently  maintains a mailing address at 2111 Palomar Airport
Road, Suite 100, Carlsbad, California 92009. The Company's telephone number there is (858) 243-2615. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

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

As of February 7, 2006, the Company has approximately 42 shareholders of record.

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

Results of Operations

     The Company had no revenue for either of the years ended December 31, 2005 and 2004, respectively.

     General and administrative expenses for the years ended December 31, 2005 and 2004 were approximately $16,000 and $19,500. The 2005 expenses consist of charges for professional services and filing fees related to the Company's updating of it's periodic reporting requirement(s) under the Securities Exchange

Act of 1934, as amended, interest charges on the $15,000 note payable of approximately $1,050 and officer's compensation of approximately $3,000. The 2004 expenses include a $15,000 charge for consulting fees related to the failed business combination transaction with Union Dental Corp. and approximately $750 in accrued interest expense on a note payable given in payment of the aforementioned consulting fees. Earnings per share for the respective years ended December 31, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

     The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

     At December 31, 2005 and 2004, respectively, the Company had working capital of approximately $(31,900) and $34,300, respectively.

     On December 1, 2004, Roger E. Pawson acquired approximately 16,500,500 shares of restricted, unregistered common stock from Ricardo Jara. Mr. Pawson was concurrently elected President, Chief Executive Officer, Chief Operating Officer, Chairman of the Board of Directors, and Secretary and Treasurer of the Company. As a result of this transaction, Roger E. Pawson became the Company's controlling shareholder, owning 16,500,500 shares of the currently outstanding 18,813,000 issued and outstanding shares of the Registrant's common stock, or approximately 87.71%, at the close of business on December 31, 2005.

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

Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.


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



                                    PART III


Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers serving the Company are as follows:

      Name                   Age        Position Held and Tenure
----------------------      -------     ------------------------------------
     Roger E. Pawson         54         President, Chief Executive Officer
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

Biographical Information

     Roger E. Pawson - Age 54. Mr. Pawson is the Company's sole officer and director. In 1996, Mr. Pawson was the President, Chief Executive Officer and majority shareholder of TLCO Software, Inc. TLCO Software's primary business at that time was the development of advanced yet user friendly web authoring software using its proprietary code. In 1997, TLCO Software launched the "Web Factory"(TM) family of products, which included Web-Factory, Author, Web-

Factory, Site Builder Web Factory, Professional Edition. These products were the foundation of TLCO Software's expansion into Software Publishing, OEM & Electronic Markets. Mr. Pawson subsequently sold his interest in the company in 2001. Between 2001 and 2004, Mr. Pawson became the President and Chief Executive Officer of National Developers, an Arizona based development company that specialized in the design and construction of custom homes, shopping malls and strip centers. Mr. Pawson is presently an independent business consultant and advisor to various corporations. Mr. Pawson received a Masters in Business Studies degree from Leeds University in Yorkshire, England in 1971.

Indemnification of Officers and Directors

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


Item 10 - Executive Compensation

     Currently, management of the Company requires less than four (4) hours per month. During 2005, the Company paid Roger Pawson the sum of $5,000 for current and future services to be valued at approximately $250 per month, or $750 per quarter. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

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

                                     Number of Shares
     Name and address               Beneficially Owned         % of Class
-----------------------------       --------------------      ------------
Roger E. Pawson                         16,500,500               87.71%
4878 Ronson Court
San Diego, California 92111

All Directors and                       16,500,000               87.71%
Executive Officers (1 person)
----------------------

Item 12 - Certain Relationships and Related Transactions

     The Company  currently  maintains a mailing address at 2111 Palomar Airport
Road, Suite 100, Carlsbad, California 92009. The Company's telephone number there is (858) 243-2615. This address is maintained and controlled by Roger E. Pawson, the Company's President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full- time by other businesses of the Company's President.


Item 13 - Exhibits and Reports on Form 8-K

     (a) Exhibits and Exhibit Index.

Exhibit No.         Description
-----------    --------------------------------------------------------

31.1    *      Certification  pursuant to Section 302 of  Sarbanes-Oxley  Act of
               2002.

32.1    *      Certification  pursuant to Section 906 of  Sarbanes-Oxley  Act of
               2002.
------------------------
*  Filed herewith.

     Reports on Form 8-K

     Current Report filed on April 5, 2005, reporting Termination of a Material Definitive Agreement, Change in Registrant's Certifying Accountant and Change in Control of the Registrant


Item 14 - Principal Accountant Fees and Services

     The Company paid or accrued the following fees to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas during the year ended December 31, 2005 or Durland & Company, CPA's, P. A. of Palm Beach, Florida during the yera ended December 31, 2004:

                                            Year ended           Year ended
                                           December 31,         December 31,
                                               2005               2004
                                          ----------------------------------

1.   Audit fees                            $    8,663            $   3,720
2.   Audit-related fees                             -                    -
3.   Tax fees                                       -                    -
4.   All other fees                                 -                    -
                                           ----------            ---------
   Totals                                  $    8,663            $   3,720
                                           ==========            =========

     The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

     In discharging its oversight responsibility as to the audit process, commencing with the engagement, and subsequent dismissal, of Durland & Associates, CPA's, P. A., and the engagement of S. W. Hatfield, CPA, the Board obtained from each of it's independent auditors a formal written statement describing all relationships between the auditors and the

     Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

     The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2005 and 2004 with management and the respective independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the respective independent auditors have the responsibility for their examination of those statements.

     Based on the above-mentioned review and discussions with the respective independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

     The Company's principal accountant for the years ended December 31, 2005 and 2004, S. W. Hatfield, CPA did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.





                [Balance of this page intentionally left blank.]

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           Fabulous Fritas Corporation

Dated: February 7, 2006            By:  /s/ Roger E. Pawson
------------------------            ----------------------------
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


Dated: February 7, 2006            By:  /s/ Roger E. Pawson
------------------------            ----------------------------
                                    Roger E. Pawson
                                    Chief Executive Officer,
                                    Chief Financial Officer
                                    and Director

                           Fabulous Fritas Corporation
                        (a development stage enterprise)


                          Index to Financial Statements
                                                                           Page

Report of Independent Registered Public Accounting Firms                    F-2

Annual Financial Statements

   Balance Sheets
     as of December 31, 2005 and 2004                                       F-3

   Statements of Operations and Comprehensive Loss
        for the years ended December 31, 2005 and 2004
        and for the period from July 31, 2001
        (date of inception) through December 31, 2005                       F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2005 and 2004                         F-5

   Statements of Cash Flows
     for the years ended December 31, 2005 and 2004
     and for the period from July 31, 2001 (date of inception)]
       through December 31, 2005                                            F-7

   Notes to Financial Statements                                            F-8

                        Letterhead of S. W. Hatfield, CPA

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Fabulous Fritas Corporation

We have audited the accompanying balance sheets of Fabulous Fritas Corporation (a Florida corporation and a development stage enterprise) as of December 31, 2005 and 2004 and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years ended December 31, 2005 and 2004 and for the period from July 31, 2001 (date of inception) through December 31, 2005, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fabulous Fritas Corporation as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years ended December 31, 2005 and 2004 and for the period from July 31, 2001 (date of inception) through December 31, 2005, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                                         /s/ S. W. Hatfield, CPA
                                                         -----------------------
                                                             S. W. HATFIELD, CPA

Dallas, Texas
January 16, 2006

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                           December 31, 2005 and 2004


                                                                                December 31,    December 31,
                                                                                    2005              2004
                                                                                ------------    -------------
                                     ASSETS
Current Assets
   Cash in Attorney Trust Account                                               $          -    $      50,000
   Prepaid officer compensation                                                        2,000                -
                                                                                ------------    -------------

     Total Current Assets                                                              2,000           50,000
                                                                                ------------    -------------

Total Assets                                                                    $      2,000    $      50,000
                                                                                ============    =============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
   Current Liabilities
     Note payable                                                               $     15,000    $      15,000
     Accounts payable - trade                                                         17,120                -
     Accrued interest payable                                                          1,798              748
                                                                                ------------    -------------

     Total Current Liabilities                                                        33,918           15,619
                                                                                ------------    -------------


Commitments and Contingencies


Shareholders' Equity Preferred stock - no par value.
     10,000,000 shares authorized
     None issued and outstanding                                                           -                -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     18,913,000 and 19,813,000 shares
       issued and outstanding, respectively                                           18,813           19,813
   Additional paid-in capital                                                          9,437           58,437
   Deficit accumulated during the development stage                                  (60,168)         (43,998)
                                                                                ------------    -------------

   Total Shareholders' Equity                                                        (31,918)          34,252
                                                                                ------------    -------------

   Total Liabilities and Shareholders' Equity                                   $      2,000    $      50,000
                                                                                ============    =============



   The accompanying notes are an integral part of these financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                     Years ended December 31, 2005 and 2004
                            Period from July 31, 2001
                 (date of inception) through December 31, 2005


                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                                                    (date of
                                                                                                   inception)
                                                                Year ended       Year ended          through
                                                               December 31,     December 31,       December 31,
                                                                   2005              2004              2005
                                                             -------------      -----------       -------------

Revenues                                                     $          -       $         -       $           -
                                                             -------------      -----------       -------------

Expenses
  General and administrative expenses                               15,120           18,746              56,620
   Legal fees - related party/shareholder                                -                -               1,750
   Interest expense                                                  1,050              748               1,798
                                                             -------------      -----------       -------------
     Total expenses                                                 16,170           19,494              60,168
                                                             -------------      -----------       -------------

Loss from operations
   before provision for income taxes                               (16,170)         (19,494)            (60,168)

Provision for income taxes                                               -                -                   -
                                                             -------------      -----------       -------------

Net Loss                                                           (16,170)         (19,494)            (60,168)

Other Comprehensive Income                                               -                -                   -
                                                             -------------      -----------       -------------

Comprehensive Loss                                           $     (16,170)     $   (19,494)      $     (60,168)
                                                             =============      ===========       =============

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                             nil              nil                 nil
                                                             =============      ===========       =============

Weighted-average number of shares
   outstanding - basic and fully diluted                        18,848,616       20,006,989          19,694,957
                                                             =============      ===========       =============




The accompanying notes are an integral part of these financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
             Statement of Changes in Shareholders' Equity (Deficit)
                           Period from July 31, 2001
                 (date of inception) through December 31, 2005


                                                                                  Deficit
                                                                                accumulated
                                                                Additional       during the
                                                Common Stock     paid-in         development
                                     Shares         Amount       capital           stage          Total
                                 --------------------------------------------------------------------------
Shares issued for
   services at initial
   capitalization for
   $0.001 per share                1,950,000      $  1,950      $        -      $         -       $   1,950
   Effect of 10 for 1
   forward stock split            17,550,000        17,550         (17,550)               -               -

Net loss for the period                    -             -               -           (1,950)         (1,950)
                                 --------------------------------------------------------------------------

Balances at
   December 31, 2001              19,500,000        19,500         (17,550)          (1,950)              -

Common shares sold for
   cash at $1.00 per share
   pursuant to a Registration
   Statement on Form SB-2            123,000           123          12,177                -          12,300

Net loss for the year                      -             -               -          (14,002)        (14,002)
                                 --------------------------------------------------------------------------

Balances at
   December 31, 2002              19,623,000        19,623          (5,373)         (15,952)         (1,702)

Common shares sold for
   cash at $1.00 per share
   pursuant to a Registration
   Statement on Form SB-2            190,000           190          18,810                -          19,000

Common shares sold for cash
   at $0.50 per share in a
   private placement               1,000,000         1,000          49,000                -          50,000

Net loss for the year                      -             -               -           (8,552)         (8,552)
                                 --------------------------------------------------------------------------

Balances at
   December 31, 2003              20,813,000        20,813          62,437          (24,504)         58,746

Purchase of treasury
   stock at $0.005 per share      (1,000,000)       (1,000)         (4,000)               -          (5,000)

Net loss for the year                      -             -               -          (19,494)        (19,494)
                                 --------------------------------------------------------------------------

Balances at
   December 31, 2004              19,813,000      $ 19,813      $   58,437      $   (43,998)      $  34,252
                                 ==========================================================================


                                  - Continued -

The accompanying notes are an integral part of these financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
            Statement of Changes in Shareholders' Equity (Deficit) -
                       Continued Period from July 31, 2001
                  (date of inception) through December 31, 2005


                                                                                  Deficit
                                                                                accumulated
                                                                Additional       during the
                                                Common Stock     paid-in         development
                                     Shares         Amount       capital           stage          Total
                                 --------------------------------------------------------------------------
Balances at
   December 31, 2004              19,813,000      $ 19,813      $  58,437       $  (43,998)       $  34,252

Rescission of stock
   subscription agreement         (1,000,000)       (1,000)       (49,000)               -          (50,000)

Net loss for the year                      -             -              -          (16,170)         (16,170)
                                 --------------------------------------------------------------------------

Balances at
   December 31, 2005              18,813,000      $ 18,813      $   9,437       $  (60,168)       $ (31,918)
                                 ==========================================================================








The accompanying notes are an integral part of these financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Years ended December 31, 2005 and 2004
                            Period from July 31, 2001
                 (date of inception) through December 31, 2005


                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                                                    (date of
                                                                                                   inception)
                                                                Year ended       Year ended          through
                                                               December 31,     December 31,       December 31,
                                                                   2005              2004              2005
                                                             -------------      -----------       -------------
Cash Flows from Operating Activities
   Net loss for the period                                   $     (16,170)     $   (19,494)      $     (60,168)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                     -                -                   -
       Consulting fees paid with note payable                            -           15,000              15,000
       Organizational costs paid with common stock                       -                -               1,950
       (Increase) Decrease in
         Prepaid officers compensation                              (2,000)               -              (2,000)
       Increase (Decrease) in
         Accounts payable - trade                                   17,120                -              17,120
         Accrued interest payable                                    1,050              748               1,798
                                                             -------------      -----------       -------------
   Net cash used in operating activities                                 -           (3,746)            (26,300)
                                                             -------------      -----------       -------------


Cash Flows from Investing Activities                                     -                -                   -
                                                             -------------      -----------       -------------


Cash Flows from Financing Activities
   Cash used to purchase treasury stock                                  -           (5,000)             (5,000)
   Cash returned in Rescission of
     stock subscription agreement                                  (50,000)               -             (50,000)
   Proceeds from sale of common stock                                    -                -              81,300
                                                             -------------      -----------       -------------
   Net cash provided by (used in) financing activities             (50,000)          (5,000)             26,300
                                                             -------------      -----------       -------------

Increase (Decrease) in Cash                                        (50,000)          (8,746)                  -
Cash at beginning of period                                         50,000           58,746                   -
                                                             -------------      -----------       -------------

Cash at end of period                                        $           -      $    50,000       $          -
                                                             =============      ===========       ============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $           -      $         -       $          -
                                                             =============      ===========       ============
     Income taxes paid for the year                          $           -      $         -       $          -
                                                             =============      ===========       ============

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
     Issuance of a note payable for consulting fees          $           -      $    15,000       $     15,000
                                                             =============      ===========       ============




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


Note B - Preparation of Financial Statements (Continued)

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

Note C - Going Concern Uncertainty (Continued)

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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note D - Summary of Significant Accounting Policies (Continued)

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

     At December 31, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.


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

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note F - Note Payable

The note payable consists of the following at December 31, 2005 and 2004, respectively:

                                                                      December 31,      December 31,
                                                                           2005              2004
                                                                      -----------------------------------
$15,000  note  payable to an  advisory  firm for  consulting services.  Interest at 7.0%.  Principal and accrued interest payable in full on April 15, 2005. Unsecured.  Repayment may be made  at the  option  of the  noteholder  in  restricted, unregistered  common stock of the Company at a rate of $0.01 per share.  Note is  delinquent  as of December 31, 2005 and
the  Company   continues   the  accrual  of  interest.   The
Noteholder has made no demand for payment as of December 31,
2005 and subsequent thereto.                                            $ 15,000           $ 15,000
                                                                        ========           ========


Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2005 and 2004 and for the period from July 31, 2001 (date of inception) through December 31, 2005 are as follows:


                                                             Period from
                                                            July 31, 2001
                                                         (date of inception)
                          Year ended       Year ended          through
                         December 31,      December 31,      December 31,
                             2005              2004              2005
                         ---------------------------------------------------
       Federal:
         Current            $     -          $     -           $     -
         Deferred                 -                -                 -
                            -------          -------           -------
                                  -                -                 -
                            -------          -------           -------
       State:
         Current                  -                -                 -
         Deferred                 -                -                 -
                            -------          -------           -------
                                  -                -                 -
                            -------          -------           -------
         Total              $     -          $     -           $     -
                            =======          =======           =======

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

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31, 2005 and 2004 and for the period from July 31, 2001 (date of inception) through December 31, 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                                               (date of inception)
                                                                Year ended       Year ended          through
                                                               December 31,     December 31,       December 31,
                                                                   2005              2004              2005
                                                            ------------------------------------------------------
Statutory rate applied to income before income taxes            $  (5,500)        $ (6,600)        $ (20,500)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                 -                -                 -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward           5,500            6,600            20,500
                                                                ---------         --------         ---------
         Income tax expense                                     $       -         $      -         $       -
                                                                =========         ========         =========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively, after taking the January 2005 change in control into consideration:

                                                    December 31    December 31,
                                                       2005              2004
                                                   ----------------------------
       Deferred tax assets
         Net operating loss carryforwards            $ 5,500           $     -
         Less valuation allowance                     (5,500)                -
                                                     -------           -------

         Net Deferred Tax Asset                      $     -           $     -
                                                     =======           =======


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


Note J - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for each of the years ended December 31, 2005 and 2004, respectively.

                                Quarter ended   Quarter ended   Quarter ended   Quarter ended   Year ended
                                March 31        June 30         September 30    December 30     December 30
                                -----------------------------------------------------------------------------
Year ended December 31, 2005
   Net revenues                 $         -      $         -      $          -   $          -    $          -
   Gross profit                           -                -                 -              -               -
   Net loss from operations(*)       (1,138)          (7,873)           (1,867)        (5,292)        (16,170)
   Basic and fully diluted
     earnings per share                 nil              nil               nil            nil             nil
   Weighted-average
     number of shares
     outstanding                 18,957,444       18,813,000        18,813,000     18,813,000      18,848,616
Year ended December 31, 2004
   Net revenues                 $         -      $         -      $          -   $          -    $          -
   Gross profit                           -                -                 -              -               -
   Net loss from operations(*)            -          (18,965)           (4,171)        (3,642)        (19,494)
   Basic and fully diluted
     earnings per share                 nil              nil               nil            nil             nil
   Weighted-average
     number of shares
     outstanding                 20,893,220       19,813,000        19,813,000     19,813,000      20,006,989

-----------------------

(*) The Company experiences fluctuations in quarterly operating expenses, principally professional services for compliance with the Securities Exchange Act of 1934, as amended, which are charged to expense as the services are incurred.