Form 10QSB
period 2006-03-31
FABULOUS FRITAS CORP
filed 2006-05-15
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006


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


------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):    YES  [X]    NO  [_]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 5, 2006: 18,813,000


Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                           Fabulous Fritas Corporation

                Form 10-QSB for the Quarter ended March 31, 2006

                                Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                                3

  Item 2. Management's Discussion and Analysis or Plan of Operation          13

  Item 3. Controls and Procedures                                            17

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                  17

  Item 2. Recent Sales of Unregistered Securities and Use of Proceeds        17

  Item 3. Defaults Upon Senior Securities                                    17

  Item 4. Submission of Matters to a Vote of Security Holders                17

  Item 5. Other Information                                                  17

  Item 6. Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                   18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 2006 and 2005

                                   (Unaudited)

                                                                 March 31,         March 31,
                                                                   2006               2005
                                                               ---------------  --------------
                Assets
Current Assets
   Cash on hand and in bank                                    $             -  $            -
   Prepaid officer compensation                                          1,250               -
                                                               ---------------  --------------
   Total Current Assets                                                  1,250               -
                                                               ---------------  --------------
Total Assets                                                   $         1,250  $            -
                                                               ===============  ==============

           Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                              $        15,000  $       15,000
     Accounts payable - trade                                           19,024               -
     Accrued officers compensation                                           -             750
     Accrued interest payable                                            2,056           1,007
                                                               ---------------  --------------
     Total Current Liabilities                                          36,080          16,757
                                                               ---------------  --------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                             -               -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     18,813,000 shares issued and outstanding, respectively             18,813          18,813
   Additional paid-in capital                                            9,437           9,437
   Accumulated deficit                                                 (63,080)        (45,007)
                                                               ---------------  --------------
   Total Shareholders' Equity (Deficit)                                (34,830)        (16,757)
                                                               ---------------  --------------
   Total Liabilities and Shareholders' Equity                  $         1,250  $            -
                                                               ===============  ==============


          The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2006 and 2005
      Period from July 31, 2001 (date of inception) through March 31, 2006

                                   (Unaudited)

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                               Three months     Three months    (date of inception)
                                                                   ended            ended            through
                                                                 March 31,        March 31,         March 31,
                                                                   2006            2005               2006
                                                               ------------     ------------     ------------------
Revenues                                                       $          -     $          -     $          -
                                                               ------------     ------------     ------------

Expenses
   General and administrative expenses                                1,904                -           55,524
   Legal fees paid to related party                                       -                -            1,750
   Officer compensation                                               ` 750              750            3,750
   Interest expense                                                     259              388            2,056
                                                               ------------     ------------     ------------
     Total expenses                                                   2,913            1,138           63,080
                                                               ------------     ------------     ------------

Loss from operations
   before provision for income taxes                                 (2,913)          (1,138)         (63,080)

Provision for income taxes                                                -                -                -
                                                               ------------     ------------     ------------

Net Loss                                                             (2,913)          (1,138)         (63,080)

Other Comprehensive Income                                                -                -                -
                                                               ------------     ------------     ------------

Comprehensive Loss                                             $     (2,913)    $     (1,138)    $    (63,080)
                                                               ============     ============     ============

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                              nil              nil              nil
                                                               ============     ============     ============

Weighted-average number of shares
   outstanding - basic and fully diluted                         18,813,000       18,957,444       19,648,375
                                                               ============     ============     ============




          The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                   Three months ended March 31, 2006 and 2005
      Period from July 31, 2001 (date of inception) through March 31, 2006

                                   (Unaudited)

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                               Three months     Three months    (date of inception)
                                                                   ended            ended            through
                                                                 March 31,        March 31,         March 31,
                                                                   2006            2005               2006
                                                               ------------     ------------     ------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                            $     (2,913)    $     (1,138)    $    (63,080)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                      -                -
       Organizational costs paid with common stock                        -                -            1,950
       (Increase) Decrease in
         Prepaid officers compensation                                  750                -           (1,250)
       Increase (Decrease) in
         Accounts payable - trade                                     1,904                -           19,024
         Accrued officers compensation                                    -              750                -
         Accrued interest payable                                       259              388            2,056
                                                               ------------     ------------     ------------
Net cash used in operating activities                                     -                -          (41,300)
                                                               ------------     ------------     ------------
Cash Flows from Investing Activities                                      -                -                -
                                                               ------------     ------------     ------------
Cash Flows from Financing Activities
   Proceeds from note payable                                             -                -           15,000
   Proceeds from sale of common stock                                     -                -           81,300
   Cash used to refund subscription agreement                             -          (50,000)         (50,000)
   Cash used to purchase treasury stock                                   -                -           (5,000)
                                                               ------------     ------------     ------------
Net cash provided by (used in) financing activities                       -          (50,000)          41,300
                                                               ------------     ------------     ------------

Increase (Decrease) in Cash                                               -          (50,000)               -

Cash at beginning of period                                               -           50,000                -
                                                               ------------     ------------     ------------

Cash at end of period                                          $          -     $          -     $          -
                                                               ============     ============     ============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                $          -     $          -     $          -
                                                               ============     ============     ============
     Income taxes paid for the year                            $          -     $          -     $          -
                                                               ============     ============     ============


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

Management  acknowledges  that  it is  solely  responsible  for  adopting  sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended December 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2006.


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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

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


Note F - Note Payable

The note payable consists of the following at March 31, 2006 and 2005, respectively:

                                                         March 31,     March 31,
                                                           2006          2005
                                                         -----------------------
$15,000  note  payable to an  advisory  firm for
consulting services.  Interest at 7.0%. Principal
and accrued interest payable in full on April 15,
2005. Unsecured. Repayment may be made at the option
of the noteholder in restricted, unregistered common
stock of the Company at a rate of $0.01 per share.
Unpaid  as of the  date of this  filing  and no
demand for payment has been made by the lender.          $   15,000   $   15,000
                                                         ==========   ==========


Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through March 31, 2006 are as follows:

                                                            Period from
                                                           July 31, 2001
                        Three months    Three months    (date of inception)
                            ended            ended            through
                          March 31,        March 31,         March 31,
                            2006            2005               2006
                        ----------------------------------------------
       Federal:
         Current          $     -          $    -            $    -
         Deferred               -               -                 -
                          -------          ------            ------
                                -               -                 -
                          -------          ------            ------
       State:
         Current                -               -                 -
         Deferred               -               -                 -
                          -------          ------            ------
                                -               -                 -
                          -------          ------            ------
         Total            $     -          $    -            $    -
                           ======          ======            ======

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

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through March 31, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                               Three months     Three months    (date of inception)
                                                                   ended            ended            through
                                                                 March 31,        March 31,         March 31,
                                                                   2006            2005               2006
                                                               ------------     ------------     ------------------

Statutory rate applied to income before income taxes           $       (990)    $       (390)    $    (21,500)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                   -                -                -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward               990              390           21,500
                                                               ------------     ------------     ------------

         Income tax expense                                    $          -     $          -     $          -
                                                               ============     ============     ============

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2006 and 2005, respectively, after taking the January 2005 change in control into consideration:

                                                March 31,   March 31,
                                                  2006        2005
                                                ---------   ---------
       Deferred tax assets
         Net operating loss carryforwards       $   6,490   $     390
         Less valuation allowance                  (6,490)       (390)
                                                ---------   ---------

         Net Deferred Tax Asset                 $       -   $       -
                                                =========   =========

During each of the three month periods ended March 31, 2006 and 2005, respectively, the reserve for deferred tax asset increased by approximately $990 and $390.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

     The Company had no revenue for either of the three month periods ended March 31, 2006 and 2005, respectively.

     General and administrative expenses for the three month periods ended March 31, 2006 and 2005 were approximately $2,913 and 1,138, respectively. The expenditures for 2006 and 2005 consist of charges for professional services and filing fees related to the Company's updating of it's periodic reporting requirement(s) under the Securities Exchange Act of 1934, as amended, interest charges on the $15,000 note payable of approximately $259 and $388, respectively, and officer's compensation of approximately $750 per period. Earnings per share for the respective three month periods ended March 31, 2006 and 2005 were$0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

     The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

     At March 31, 2006 and 2005, respectively, the Company had working capital of approximately $(34,830) and $(16,757), respectively.

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


Item 3.  Controls and Procedures

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


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None


Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds

     None


Item 3.  Defaults on Senior Securities

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


Item 5.  Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit no.       Descriptions
---------         -----------------------

   31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*    Filed herewith.

     (b) No Reports on Form 8-K have been filed.




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Fabulous Fritas Corporation


Date: May 5, 2006                     By:       /s/ Roger E. Pawson
      -----------                         -------------------------------
                                          Roger E. Pawson
                                          Chief Executive Officer and
                                          Chief Financial Officer and Director