Form 10QSB
period 2006-06-30
FABULOUS FRITAS CORP
filed 2006-08-15
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________
--------------------------------------------------------------------------------

Commission File Number: 333-70868

                           Fabulous Fritas Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                            65-1129569
---------------------------                          ---------------------------
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


--------------------------------------------------------------------------------


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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 14, 2006: 18,813,000


Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                           Fabulous Fritas Corporation

                 Form 10-QSB for the Quarter ended June 30, 2006

                                Table of Contents


                                                                         Page
Part I - Financial Information

  Item 1 Financial Statements                                              3

  Item 2 Management's Discussion and Analysis or Plan of Operation        13

  Item 3 Controls and Procedures                                          16

Part II - Other Information

  Item 1 Legal Proceedings                                                16

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds      16

  Item 3 Defaults Upon Senior Securities                                  16

  Item 4 Submission of Matters to a Vote of Security Holders              16

  Item 5 Other Information                                                17

  Item 6 Exhibits                                                         18

Signatures                                                                18

                                     Part I

Item 1 - Financial Statements

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2005 and 2004
                                   (Unaudited)

                                                                  June 30,        June 30,
                                                                    2006            2005
                                                                -------------   ------------
                                     Assets
Current Assets
   Cash on hand and in bank                                     $           -   $          -
   Prepaid officer compensation                                           500          3,500
                                                                -------------   ------------

   Total Current Assets                                                   500          3,500
                                                                -------------   ------------

Total Assets                                                    $          500  $      3,500
                                                                ==============  ============

    Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                               $      15,000   $     15,000
     Accounts payable - trade                                          19,998         13,034
     Accrued interest payable                                           2,319          1,269
                                                                -------------   ------------
     Total Current Liabilities                                         37,317         29,303
                                                                -------------   ------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                            -              -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     18,813,000 shares issued and outstanding, respectively            18,813         18,813
   Additional paid-in capital                                           9,437          9,437
   Accumulated deficit                                                (65,067)       (54,053)
                                                                -------------   ------------
   Total Shareholders' Equity (Deficit)                               (36,817)       (25,803)
                                                                -------------   ------------
   Total Liabilities and Shareholders' Equity                   $          500  $      3,500
                                                                ==============  ============


    The financial information presented herein has been prepared by managemen t without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                    Six and Three months ended June 30, 2006
                       and 2005 Period from July 31, 2001
                    (date of inception) through June 30, 2006
                                   (Unaudited)

                                                                                                     Period from
                                                                                                  July 31, 2001
                                Six months       Six months     Three months    Three months   (date of inception)
                                  ended            ended           ended           ended            through
                                 June 30,         June 30,        June 30,        June 30,          June 30,
                                  2006             2005             2006            2005             2006
                                ----------      ----------      ------------    ------------    -----------------

Revenues                        $        -      $        -      $          -    $          -    $               -
                                ----------      ----------      ------------    ------------    -----------------
Expenses
   General and
     administrative expenses         4,379           9,534             1,725           8,784               64,473
  Interest expense                     521             650               262             262                2,319
                                ----------      ----------      ------------    ------------    -----------------

   Total expenses                    4,900          10,184             1,987           9,046               65,067
                                ----------      ----------      ------------    ------------    -----------------
Loss from operations
   before provision for
   income taxes                     (4,900)        (10,184)           (1,987)         (9,046)             (65,067)

Provision for income taxes               -               -                 -               -                    -
                                ----------      ----------      ------------    ------------    -----------------

Net Loss                            (4,900)        (10,184)           (1,987)         (9,046)             (65,067)

Other Comprehensive Income               -               -                 -               -                    -
                                ----------      ----------      ------------    ------------    -----------------

Comprehensive Loss              $   (4,900)     $  (10,184)     $     (1,987)   $     (9,046)   $         (65,067)
                                ==========      ==========      ============    ============    =================
Earnings per share of
   common stock outstanding
   computed on net loss -
   basic and fully diluted             nil             nil               nil             nil                  nil
                                ==========      ==========      ============    ============    =================
Weighted-average number
   of shares outstanding -
   basic and fully diluted      18,813,000      18,884,823        18,813,000      18,813,000           19,606,025
                                ==========      ==========      ============    ============    =================


    The financial information presented herein has been prepared by managemen t without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                         Six months ended June 30, 2006
                       and 2005 Period from July 31, 2001
                    (date of inception) through June 30, 2006
                                   (Unaudited)

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                Six months       Six months    (date of inception)
                                                                   ended            ended            through
                                                                 June 30,         June 30,          June 30,
                                                                   2006             2005              2006
                                                             ----------------  ----------------  ----------------
Cash Flows from Operating Activities
   Net income (loss) for the period                          $         (4,900) $        (10,184) $        (65,067)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                        -                 -                 -
       Organizational costs paid with common stock                          -                 -             1,950
       (Increase) Decrease in
       Prepaid officer compensation                                     1,500             3,500              (500)
       Increase (Decrease) in
         Accounts payable - trade                                       2,879            13,034            19,998
         Accrued interest payable                                         521               650             2,319
                                                             ----------------  ----------------  ----------------
Net cash used in operating activities                                       -                 -           (41,300)
                                                             ----------------  ----------------  ----------------


Cash Flows from Investing Activities                                        -                 -                 -
                                                             ----------------  ----------------  ----------------


Cash Flows from Financing Activities
   Proceeds from note payable                                               -                 -            15,000
   Proceeds from sale of common stock                                       -                 -            81,300
   Cash used to refund subscription agreement                               -           (50,000)          (50,000)
   Cash used to purchase treasury stock                                     -                 -            (5,000)
                                                             ----------------  ----------------  ----------------
Net cash provided by (used in) financing activities                         -           (50,000)           41,300
                                                             ----------------  ----------------  ----------------

Increase (Decrease) in Cash                                                 -           (50,000)                -

Cash at beginning of period                                                 -            50,000                 -
                                                             ----------------  ----------------  ----------------

Cash at end of period                                        $              -  $              -  $              -
                                                             ================  ================  ================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              -  $              -  $              -
                                                             ================  ================  ================
     Income taxes paid for the year                          $              -  $              -  $              -
                                                             ================  ================  ================





    The financial information presented herein has been prepared by managemen t without audit by independent certified public accountants.

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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

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


Note F - Note Payable

The note payable consists of the following at June 30, 2006 and 2005, respectively:

                                                              June 30,  June 30,
                                                                2006      2005
                                                             -------------------

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
                                                             ========  ========


Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through June 30, 2006 are as follows:

                                                                Period from
                                                               July 31, 2001
                             Six months       Six months    (date of inception)
                                ended            ended            through
                              June 30,         June 30,          June 30,
                                2006            2005            2006
                            ----------------------------------------------
       Federal:
         Current               $     -          $    -           $     -
         Deferred                    -               -                 -
                               -------          ------            ------
                                     -               -                 -
                               -------          ------            ------
       State:
         Current                     -               -                 -
         Deferred                    -               -                 -
                               -------          ------            ------
                                     -               -                 -
                               -------          ------            ------
         Total                 $     -          $    -           $     -
                               =======          ======           =======

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

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through June 30, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                Six months       Six months    (date of inception)
                                                                   ended            ended            through
                                                                 June 30,         June 30,          June 30,
                                                                   2006            2005            2006
                                                             ------------------------------------------------

Statutory rate applied to income before income taxes            $  (1,670)      $   (3,460)      $   (22,100)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                 -                -                 -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward           1,670            3,460            22,100
                                                                ---------       ----------       -----------

         Income tax expense                                     $       -       $        -       $         -
                                                                =========       ==========       ===========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2006 and and 2005, respectively, after taking the January 2005 change in control into consideration:

                                                   June 30,          June 30,
                                                     2006               2005
                                                  ----------------------------
       Deferred tax assets
         Net operating loss carryforwards          $   7,160            $3,460
         Less valuation allowance                     (7,160)           (3,460)
                                                   ---------         ---------

         Net Deferred Tax Asset                    $       -         $       -
                                                   =========         =========

During each of the six month periods ended June 30, 2006 and 2005, respectively, the reserve for deferred tax asset increased by approximately $1,665 and $3,460.


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


Note I - Subsequent Event

Jeff Reidy and Charles Lawrence have joined the Company in their new capacities as President and Vice President, respectively, to implement a new business plan. The initial phase of the business plan will be implemented over the next six months, followed thereafter by extensive marketing and additional programs. Mr. Reidy and Mr. Lawrence will each receive advances of $1,000.00 monthly to supplement other income during this initial six-month period. Depending on the outcome of the initial six-month period, the Company will at that time adjust the amount and duration of compensation for each and implement a stock compensation program satisfactory to Messers Reidy, Lawrence and the Company. The history relating to the project and the proposed business plan is outlined in the following paragraphs. Initial financing for the program is outlined in paragraph two. A name change to reflect the new business activities will be effected in the near future.

Today there are popular websites like Slashdot.org, Digg.com, and BoingBoing.net which have hundreds of thousands of daily visitors. These websites, among others, are based on the concept of community-submitted links to articles, websites, and media files found around the internet in thousands of different places. There is a particular problem that commonly affects websites that host the content that these websites list, known popularly as the "Slashdot/Digg Effect". The "Effect" is simple in definition, but the answer has proved elusive. Many of the websites that are linked to from these community sites are run by bloggers and small companies that have limits on their websites set by their web host providers. The "Effect" comes into play as thousands of people who daily read these community websites suddenly start visiting the websites that host the linked content. Within a short matter of time, these small websites are over-run and all of their bandwidth allotment is used up, or the servers that host the website are overloaded.

                           Fabulous Fritas Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note I - Subsequent Event - Continued

The Company will offer a service designed to automatically provide temporary backup "caching" for websites that are potentially affected by the "Effect". In this model, to be known as Commoncache servers will automatically scrape and temporarily archive websites that are listed on the most popular community websites around the internet. In the event that these websites are reaching a saturation point, users will be able to continue to access the content of the webpage by pulling it from Commoncache servers.

The initial business model for Commoncache will combine: (a.) an advertising model; (b.) a paid monthly subscription option and, (c.) a per-incident hosting option.

     (a.)Advertising - On each page that is displayed using the Commoncache service, a small overlay banner at the top and bottom of the page will contain small advertisements, combining ads from Google's Adsense and paid-placement advertisements from other 3rd party purchasers.

     (b.)Monthly subscription - We will offer a subscription to have a basic customer website cached when new content is published on the site. Customers will receive a small file that they will include onto their website so that when they are reaching the limits of their bandwidth, or their website stops responding, we will continue to serve their content. Business customers will be charged for the same service.

     (c.)Per-incident hosting - Basic and business customers will have an option of buying hosting in 2 week increments at the price of $10 and $20 respectively.

Commoncache will provide as a free and public service caching of websites linked
to  from  popular  websites,  mainly  Digg.com  and  Slashdot.org,   subject  to
limitations set by the Company.

Initial financing for implementation of the proposed business plan and model has been secured through an unsecured Line of Credit extended to the Company and funded by National Business Investors - Joint Venture, 2300 Palm Beach Lakes Blvd, Suite 218, West Palm Beach, Florida 33409, in a principal amount not to exceed $100,000.00, which bears interest at the rate of 10% per annum, payable quarterly, the principal balance advanced due or payable December 31, 2007 with the right of the Lender to convert the principal amount of the indebtedness in whole or in part at any time prior to payment into the restricted common stock of the Company at a conversion rate of 60% of the average closing bid and ask price on the date of conversion, if publicly quoted, $0.05 per share, or a price extended to any third party, whichever is less.





                (Remainder of this page left blank intentionally)

 Item 2 Management's Discussion and Analysis or Plan of Operation

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

(3)  Plan of Operation

     On August 14, 2006, one (1) new director was added pending the next annual meeting for the election of directors. Existing director, Roger E. Pawson, nominated and appointed Jeff Reidy to serve as a Director until the next shareholder election of directors. Following acceptance of the directorship Jeff Reidy was appointed President, Secretary and Treasurer and Charles Lawrence was appointed as Vice President. Roger E. Pawson remains as Chairman of the Board of Directors.

Relevant information with respect to Jeff Reidy and Charles Lawrence is as follows:

     Mr. Jeff Reidy, age 27, worked for AT&T Wireless from September 1999 to March 2003 as a Communication Specialist advancing to Third Manager while continuing to advance sales quotas. Terrance McManus, President of Jordyn Taylor Properties, then recruited Mr. Reidy to manage one of their newly established retail residential real estate offices. Mr. Reidy has been a licensed real estate agent and Realtor professional since September 2002. Mr. Reidy has been employed with Jordyn Taylor Properties, Inc. since March 2002 and in that time has managed several of the companies real estate retail locations. Mr. Reidy is the youngest Executive in the organization's five-year history. Mr. Reidy has overseen the management of the company's operations and was an active part in the more than thirty thousand recorded real estate transactions. For the past two plus years Mr. Reidy has handled the marketing for the organization and has established hundreds of vendor relationships. Mr. Reidy has negotiated several million-dollar vendor agreements with companies such as The Palm Beach Post, Sun Sentinel, STS Telecom, and IKON Office Solutions while also cutting company-operating expenses by two thirds.

     Mr. Charles Lawrence, age 26, attended St. Petersburg College in 2000 and 2001, majoring in computer engineering. His coursework involved various classes related to web development and design. Following a move to South Florida in December of 2001, he obtained a position at The Answer Group; a large technical support company in the Ft. Lauderdale region. Over the next three years at The Answer Group, Mr. Lawrence used his position to increase his knowledge and experience with many different aspects of computer technology, ranging from web design to networking and operating system support. Eventually he took on a manager and technical training position, responsible for advanced technical training of both new and older employees in areas relating to consumer computer and DSL support, while contributing in minor ways to the development of internal web services for the company. While employed at The Answer Group, Mr. Lawrence furthered his experience in web design with independent projects. In January of 2003, he founded an open-source game project called Dawn of Infinity and built and designed the website for the project. Later, he became involved in a South Florida independent media website called the Miami Independent Media Center until January 2006. In his position as website administrator, Mr. Lawrence redesigned the existing, poorly coded and non-functional website to become much more user friendly and attractive and helped to push the Miami IMC to become an important community resource for alternative news in the South Florida area. Additionally, he has run a personal website, TheTechGurus.net, for the last several years. This website has featured various articles created by Mr. Lawrence ranging from how to modify Google Inc's PPTP VPN client to connect to non-Google VPNs to many personal stories related to science, technology, and politics. Recently he has been employed with Jordyn Taylor Properties as the Technology Director where he has actively maintained and improved the company's computer systems and networks. He has also been responsible for designing several different websites for the company including a complete redesign of the main Florida Rent Finders site, the creation of a corporate homepage, a website for JTP's mortgage division, and a website for the property management division. During the summer of 2006, he has also begun doing web design for a music production and promotions company, Antidote Productions, Inc. He recently completed the website of Antidote's first client, Parantula.

     Mr. Reidy and Mr Lawrence have joined the Company in their new capacities to implement a new business plan. The initial phase of the business plan will be implemented over the next six months, followed thereafter by extensive marketing and additional programs. Mr. Reidy and Mr. Lawrence will each receive advances of $1,000.00 monthly to supplement other income during this initial six-month period. Depending on the outcome of the initial six-month period, the Company will at that time adjust the amount and duration of compensation for each and implement a stock compensation program satisfactory to Messers Reidy, Lawrence and the Company. The history relating to the project and the proposed business plan is outlined in the following paragraphs. Initial financing for the program is outlined in paragraph two. A name change to reflect the new business activities will be effected in the near future.

     Today there are popular websites like Slashdot.org, Digg.com, and BoingBoing.net which have hundreds of thousands of daily visitors. These websites, among others, are based on the concept of community-submitted links to articles, websites, and media files found around the internet in thousands of different places. There is a particular problem that commonly affects websites that host the content that these websites list, known popularly as the "Slashdot/Digg Effect". The "Effect" is simple in definition, but the answer has proved elusive. Many of the websites that are linked to from these community sites are run by bloggers and small companies that have limits on their websites set by their web host providers. The "Effect" comes into play as thousands of people who daily read these community websites suddenly start visiting the websites that host the linked content. Within a short matter of time, these small websites are over-run and all of their bandwidth allotment is used up, or the servers that host the website are overloaded.

     The Company will offer a service designed to automatically provide temporary backup "caching" for websites that are potentially affected by the "Effect". In this model, to be known as Commoncache servers will automatically scrape and temporarily archive websites that are listed on the most popular community websites around the internet. In the event that these websites are reaching a saturation point, users will be able to continue to access the content of the webpage by pulling it from Commoncache servers.

     The  initial  business  model  for  Commoncache   will  combine:   (a.)  an
advertising model; (b.) a paid monthly subscription option and, (c.) a per-incident hosting option.

     (a.)Advertising - On each page that is displayed using the Commoncache service, a small overlay banner at the top and bottom of the page will contain small advertisements, combining ads from Google's Adsense and paid-placement advertisements from other 3rd party purchasers.

     (b.)Monthly subscription - We will offer a subscription to have a basic customer website cached when new content is published on the site. Customers will receive a small file that they will include onto their website so that when they are reaching the limits of their bandwidth, or their website stops responding, we will continue to serve their content. Business customers will be charged for the same service.

     (c.)Per-incident hosting - Basic and business customers will have an option of buying hosting in 2 week increments at the price of $10 and $20 respectively.

     Commoncache will provide as a free and public service caching of websites linked to from popular websites, mainly Digg.com and Slashdot.org, subject to limitations set by the Company.

     Initial financing for implementation of the proposed business plan and model has been secured through an unsecured Line of Credit extended to the Company and funded by National Business Investors - Joint Venture, 2300 Palm Beach Lakes Blvd, Suite 218, West Palm Beach, Florida 33409, in a principal amount not to exceed $100,000.00, which bears interest at the rate of 10% per annum, payable quarterly, the principal balance advanced due or payable December 31, 2007 with the right of the Lender to convert the principal amount of the indebtedness in whole or in part at any time prior to payment into the restricted common stock of the Company at a conversion rate of 60% of the average closing bid and ask price on the date of conversion, if publicly quoted, $0.05 per share, or a price extended to any third party, whichever is less.

(4)  Results of Operations

     The Company had no revenue for either of the six or three month periods ended June 30, 2006 and 2005, respectively.

     General and administrative expenses for the six or three month periods ended June 30, 2006 and 2005 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six and three month periods ended June 30, 2006 and 2005 was nil based on the weighted-average shares issued and outstanding at the end of each respective period.

     The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

     At June 30, 2006 and 2005, respectively, the Company had working capital of approximately $(36,800) and $(25,800), respectively.

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



Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of Calendar 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



Part II - Other Information


Item 1 - Legal Proceedings

     None


Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     None


Item 3 - Defaults on Senior Securities

     None


Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     On August 14, 2006, one (1) new director was added pending the next annual meeting for the election of directors. Existing director, Roger E. Pawson, nominated and appointed Jeff Reidy to serve as a Director until the next shareholder election of directors. Following acceptance of the directorship Jeff Reidy was appointed President, Secretary and Treasurer and Charles Lawrence was appointed as Vice President. Roger E. Pawson remains as Chairman of the Board of Directors. Relevant information with respect to Jeff Reidy and Charles Lawrence is as follows:

     Mr. Jeff Reidy, age 27, worked for AT&T Wireless from September 1999 to March 2003 as a Communication Specialist advancing to Third Manager while continuing to advance sales quotas. Terrance McManus, President of Jordyn Taylor Properties, then recruited Mr. Reidy to manage one of their newly established retail residential real estate offices. Mr. Reidy has been a licensed real estate agent and Realtor professional since September 2002. Mr. Reidy has been employed with Jordyn Taylor Properties, Inc. since March 2002 and in that time has managed several of the companies real estate retail locations. Mr. Reidy is the youngest Executive in the organization's five-year history. Mr. Reidy has overseen the management of the company's operations and was an active part in the more than thirty thousand recorded real estate transactions. For the past two plus years Mr. Reidy has handled the marketing for the organization and has established hundreds of vendor relationships. Mr. Reidy has negotiated several million-dollar vendor agreements with companies such as The Palm Beach Post, Sun Sentinel, STS Telecom, and IKON Office Solutions while also cutting company-operating expenses by two thirds.

     Mr. Charles Lawrence, age 26, attended St. Petersburg College in 2000 and 2001, majoring in computer engineering. His coursework involved various classes related to web development and design. Following a move to South Florida in December of 2001, he obtained a position at The Answer Group; a large technical support company in the Ft. Lauderdale region. Over the next three years at The Answer Group, Mr. Lawrence used his position to increase his knowledge and experience with many different aspects of computer technology, ranging from web design to networking and operating system support. Eventually he took on a manager and technical training position, responsible for advanced technical training of both new and older employees in areas relating to consumer computer and DSL support, while contributing in minor ways to the development of internal web services for the company. While employed at The Answer Group, Mr. Lawrence furthered his experience in web design with independent projects. In January of 2003, he founded an open-source game project called Dawn of Infinity and built and designed the website for the project. Later, he became involved in a South Florida independent media website called the Miami Independent Media Center until January 2006. In his position as website administrator, Mr. Lawrence redesigned the existing, poorly coded and non-functional website to become much more user friendly and attractive and helped to push the Miami IMC to become an important community resource for alternative news in the South Florida area. Additionally, he has run a personal website, TheTechGurus.net, for the last several years. This website has featured various articles created by Mr. Lawrence ranging from how to modify Google Inc's PPTP VPN client to connect to non-Google VPNs to many personal stories related to science, technology, and politics. Recently he has been employed with Jordyn Taylor Properties as the Technology Director where he has actively maintained and improved the company's computer systems and networks. He has also been responsible for designing several different websites for the company including a complete redesign of the main Florida Rent Finders site, the creation of a corporate homepage, a website for JTP's mortgage division, and a website for the property management division. During the summer of 2006, he has also begun doing web design for a music production and promotions company, Antidote Productions, Inc. He recently completed the website of Antidote's first client, Parantula.

     Mr. Reidy and Mr Lawrence have joined the Company in their new capacities to implement a new business plan. The initial phase of the business plan will be implemented over the next six months, followed thereafter by extensive marketing and additional programs. Mr. Reidy and Mr. Lawrence will each receive advances of $1,000.00 monthly to supplement other income during this initial six-month period. Depending on the outcome of the initial six-month period, the Company will at that time adjust the amount and duration of compensation for each and implement a stock compensation program satisfactory to Messers Reidy, Lawrence and the Company. The history relating to the project and the proposed business plan is outlined in the following paragraphs. Initial financing for the program is outlined in paragraph two. A name change to reflect the new business activities will be effected in the near future.

     Today there are popular websites like Slashdot.org, Digg.com, and BoingBoing.net which have hundreds of thousands of daily visitors. These websites, among others, are based on the concept of community-submitted links to articles, websites, and media files found around the internet in thousands of different places. There is a particular problem that commonly affects websites that host the content that these websites list, known popularly as the "Slashdot/Digg Effect". The "Effect" is simple in definition, but the answer has proved elusive. Many of the websites that are linked to from these community sites are run by bloggers and small companies that have limits on their websites set by their web host providers. The "Effect" comes into play as thousands of people who daily read these community websites suddenly start visiting the websites that host the linked content. Within a short matter of time, these small websites are over-run and all of their bandwidth allotment is used up, or the servers that host the website are overloaded.

     The Company will offer a service designed to automatically provide temporary backup "caching" for websites that are potentially affected by the "Effect". In this model, to be known as Commoncache servers will automatically scrape and temporarily archive websites that are listed on the most popular community websites around the internet. In the event that these websites are reaching a saturation point, users will be able to continue to access the content of the webpage by pulling it from Commoncache servers.

     The  initial  business  model  for  Commoncache   will  combine:   (a.)  an
advertising model; (b.) a paid monthly subscription option and, (c.) a per-incident hosting option.

     (a.)Advertising - On each page that is displayed using the Commoncache service, a small overlay banner at the top and bottom of the page will contain small advertisements, combining ads from Google's Adsense and paid-placement advertisements from other 3rd party purchasers.

     (b.)Monthly subscription - We will offer a subscription to have a basic customer website cached when new content is published on the site. Customers will receive a small file that they will include onto their website so that when they are reaching the limits of their bandwidth, or their website stops responding, we will continue to serve their content. Business customers will be charged for the same service.

     (c.)Per-incident hosting - Basic and business customers will have an option of buying hosting in 2 week increments at the price of $10 and $20 respectively.

     Commoncache will provide as a free and public service caching of websites linked to from popular websites, mainly Digg.com and Slashdot.org, subject to limitations set by the Company.

     Initial financing for implementation of the proposed business plan and model has been secured through an unsecured Line of Credit extended to the Company and funded by National Business Investors - Joint Venture, 2300 Palm Beach Lakes Blvd, Suite 218, West Palm Beach, Florida 33409, in a principal amount not to exceed $100,000.00, which bears interest at the rate of 10% per annum, payable quarterly, the principal balance advanced due or payable December 31, 2007 with the right of the Lender to convert the principal amount of the indebtedness in whole or in part at any time prior to payment into the restricted common stock of the Company at a conversion rate of 60% of the average closing bid and ask price on the date of conversion, if publicly quoted, $0.05 per share, or a price extended to any third party, whichever is less.

Item 6 - Exhibits

   31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Fabulous Fritas Corporation


Dated: August 14, 2006               /s/ Roger E. Pawson
       ---------------              -------------------------------
                                                    Roger E. Pawson
                                           Chief Executive Officer,
                                        Chief Financial Officer and
                                                       and Director