Form 10QSB
period 2006-09-30
COMMONCACHE INC
filed 2006-11-17
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________
--------------------------------------------------------------------------------

Commission File Number: 333-70868


                                Commoncache, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                            65-1129569
---------------------------                          ---------------------------
  (State of incorporation)                           (IRS Employer ID Number)


                3692 Terrapin Lane #1612, Coral Springs, FL 33067
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (561) 373-4522



------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 15, 2006: 18,813,000

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                                Commoncache, Inc.

              Form 10-QSB for the Quarter ended September 30, 2006

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1 Financial Statements                                                3

  Item 2 Management's Discussion and Analysis or Plan of Operation          13

  Item 3 Controls and Procedures                                            17

Part II - Other Information

  Item 1 Legal Proceedings                                                  17

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds        17

  Item 3 Defaults Upon Senior Securities                                    17

  Item 4 Submission of Matters to a Vote of Security Holders                17

  Item 5 Other Information                                                  17

  Item 6 Exhibits                                                           18


Signatures                                                                  18

                         Part I - Financial Information

Item 1 - Financial Statements

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2006 and 2005
                                   (Unaudited)

                                                                September 30,   September 30,
                                                                    2006            2005
                                                                -------------   ------------
                                     Assets

Current Assets
   Cash                                                         $           -   $          -
   Prepaid officer compensation                                         9,000          2,750
                                                                -------------   ------------

   Total Current Assets                                                 9,000          2,750
                                                                -------------   ------------

Total Assets                                                    $       9,000   $      2,750
                                                                =============   ============
        Liabilities and Stockholders' Deficit
Liabilities
   Current Liabilities
     Note payable                                               $      15,000   $     15,000
     Working capital advances                                               -         13,887
     Accrued officers compensation                                      4,000              -
     Accrued interest payable                                           2,846          1,533
                                                                -------------   ------------
     Total Current Liabilities                                         21,846         30,420
                                                                -------------   ------------
Long-Term Liabilities
     Line of credit payable                                            42,612              -
                                                                -------------   ------------
     Total Liabilities                                                 64,458         30,420
                                                                -------------   ------------

Commitments and Contingencies

Stockholders' Deficit
   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                            -              -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     18,813,000 shares issued and outstanding, respectively            18,813         18,813
   Additional paid-in capital                                           9,437          9,437
   Accumulated deficit                                                (83,708)       (55,920)
                                                                -------------   ------------

   Total Stockholders' Deficit                                        (55,458)       (27,670)
                                                                -------------   ------------

   Total Liabilities and Stockholders' Equity                   $       9,000   $      2,750
                                                                =============   ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
               Nine and Three months ended September 30, 2006 and
           2005 Period from July 31, 2001 (date of inception)
                           through September 30, 2006
                                   (Unaudited)


                                                                                                  Period from
                                                                                                  July 31, 2001
                                Nine months      Nine months     Three months    Three months   (date of inception)
                                  ended            ended           ended           ended            through
                                September 30,   September 30,   September 30,    September 30,   September 30,
                                  2006             2005             2006            2005             2006
                                -------------   --------------  -------------   --------------  -----------------

Revenues                        $           -   $            -  $           -   $            -  $               -
                                -------------   --------------  -------------   --------------  -----------------

Expenses
   General and
     administrative expenses           22,492           11,137         18,113            1,602             80,862
   Interest expense                     1,048              914            528              265              2,583
                                -------------   --------------  -------------   --------------  -----------------

   Total expenses                      23,540           12,051         18,641            1,867             83,445
                                -------------   --------------  -------------   --------------  -----------------

Loss from operations
   before provision for
   income taxes                       (23,540)         (12,051)       (18,641)          (1,867)           (83,445)

Provision for income taxes                  -                -              -                -                  -
                                -------------   --------------  -------------   --------------  -----------------

Net Loss                              (23,540)         (12,051)       (18,641)          (1,867)            (83,445)

Other Comprehensive Income                  -                -              -                -                  -
                                -------------   --------------  -------------   --------------  -----------------

Comprehensive Loss              $     (23,540)  $      (12,051) $     (18,641)  $       (1,867) $         (83,445)
                                =============   ==============  =============   ==============  =================

Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                                nil              nil            nil              nil                nil
                                =============   ==============  =============   ==============  =================

Weighted-average number
   of shares outstanding -
   basic and fully diluted         18,813,000       18,860,619     18,813,000       18,813,000         19,567,361
                                =============   ==============  =============   ==============  =================


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Nine months ended September 30, 2006 and 2005
              Period from July 31, 2001 (date of inception) through
                               September 30, 2006
                                   (Unaudited)

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                               Nine months      Nine months    (date of inception)
                                                                   ended            ended            through
                                                               September 30,     September 30,     September 30,
                                                                   2006             2005              2006
                                                             ----------------   ----------------  ----------------
Cash Flows from Operating Activities
   Net loss for the period                                   $       (23,540)   $        (12,051) $        (83,708)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                     -                 -                -
       Organizational costs paid with common stock                       -                 -            1,950
       (Increase) Decrease in
         Prepaid officer compensation                                (7,000)           (2,750)          (9,000)
       Increase (Decrease) in
         Accounts payable - trade                                        -                 -                -
         Accrued officer compensation                                4,000                 -            4,000
         Accrued interest payable                                       1,048              914            2,846
                                                             ----------------   ----------------  ----------------
Net cash used in operating activities                                (25,492)         (13,887)          (83,912)
                                                             ----------------   ----------------  ----------------

Cash Flows from Investing Activities                                        -                  -                 -
                                                             ----------------   ----------------  ----------------

Cash Flows from Financing Activities
   Proceeds from note payable                                               -                  -            15,000
   Proceeds from working capital advances                              25,492             13,887            42,612
   Proceeds from sale of common stock                                       -                  -            81,300
   Cash used to refund subscription agreement                               -            (50,000)          (50,000)
   Cash used to purchase treasury stock                                     -                  -            (5,000)
                                                             ----------------   ----------------  ----------------
Net cash provided by (used in) financing activities                    25,492            (36,113)           83,912
                                                             ----------------   ----------------  ----------------

Increase (Decrease) in Cash                                           (50,000)           (50,000)                -

Cash at beginning of period                                            50,000             50,000                 -
                                                             ----------------   ----------------  ----------------

Cash at end of period                                        $              -   $              -  $              -
                                                             ================   ================  ================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              -   $              -  $              -
                                                             ================   ================  ================
     Income taxes paid for the year                          $              -   $              -  $              -
                                                             ================   ================  ================


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                          Notes to Financial Statements
                           September 30, 2006 and 2005



Note A - Organization and Description of Business

Commoncache, Inc. Was initially incorporated as Burgers By Farfour, Inc. (Company) in accordance with the Laws of the State of Florida.

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

On September 20, 2006, the Company changed its name to Commoncache, Inc. This change of name was made to more clearly reflect the change in business direction and to assist in implementing its new business plan.

The Company acquired initial funding following a Registration Statement on Form SB-2 (File No. 333-70868) which was declared effective by the U. S. Securities and Exchange Commission on January 4, 2002.

On July 7, 2006, the Company announced a new business plan had been adopted. The Company currently intends to offer a service designed to automatically provide temporary backup "caching" for websites that are potentially affected by the "Effect". In this model, to be known as Commoncache, our file servers will automatically scrape and temporarily archive websites that are listed on the most popular community websites around the internet. In the event that these websites are reaching a saturation point, users will be able to continue to access the content of the webpage by seamlessly accessing the data being cached on the Commoncache servers. Current popular websites like Slashdot.org, Digg.com, and BoingBoing.net have hundreds of thousands of daily visitors. These websites, among others, are based on the concept of community-submitted links to articles, websites, and media files found around the internet in thousands of different places. There is a particular problem that commonly affects websites that host the content that these websites list, known popularly as the "Slashdot/Digg Effect". The "Effect" is simple in definition, but the answer has proved elusive. Many of the websites that are linked to from these community sites are run by bloggers and/or small companies that have limitations on their websites as established by their respective web host providers. The "Effect" occurs as thousands of people who daily read these community websites suddenly start visiting the websites that host the linked content. Within a short matter of time, these small websites are over-run and all of their bandwidth allotment is used up, or the servers that host the website are overloaded.

The initial business model for Commoncache will combine: (a.) an advertising model; (b.) a paid monthly subscription option and, (c.) a per-incident hosting option:

     (a.) Advertising - On each page that is displayed using the Commoncache service, a small overlay banner at the top and bottom of the page will contain small advertisements, combining ads from Google's Adsense and paid- placement advertisements from other 3rd party purchasers.
     (b.) Monthly subscription - We will offer a subscription to have a basic customer website cached when new content is published on the site. Customers will receive a small file that they will include onto their website so that when they are reaching the limits of their bandwidth, or their website stops responding, we will continue to serve their content. Business customers will be charged for the same service.
     (c.) Per-incident hosting - Basic and business customers will have an option of buying hosting in 2 week increments at the price of $10 and $20 respectively.

Commoncache will provide, as a free and public service, caching of websites linked to from popular websites, mainly Digg.com and Slashdot.org, subject to limitations set by the Company.

The Company has never fully implemented any business plan(s) and, accordingly, is considered to be in the development stage.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



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


Note C - Going Concern Uncertainty

As the Company's new business plan, announced on July 7, 2006, has not been implemented, the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates future sales of equity securities or new debt facilities may be required to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



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

     3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005


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

     At September 30, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.


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


Note F - Note Payable

The note payable consists of the following at September 30, 2006 and 2005, respectively:

                                                                September 30,   September 30,
                                                                    2006              2005
                                                                ------------------------------
$15,000  note  payable to an  advisory  firm for  consulting services.  Interest at 7.0%.  Principal and accrued interest payable in full on April 15, 2005. Unsecured.  Repayment may be made  at the  option  of the  noteholder  in  restricted, unregistered  common stock of the Company at a rate of $0.01 per  share.  Repayment  of this Note is  delinquent  and the
Company  continues the accrual of interest.  The  Noteholder has made no demand for payment as of September  30, 2005 and
subsequent thereto.                                             $      15,000   $      15,000
                                                                =============   =============







                (Remainder of this page left blank intentionally)

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005


Note G - Working Capital Advances Line of Credit Payable

On August 14, 2006, the Company obtained a $100,000 unsecured line of credit to provide initial financing for implementation of the proposed business plan and model through National Business Investors - Joint Venture, 2300 Palm Beach Lakes Blvd, Suite 218, West Palm Beach, Florida 33409. The line of credit bears interest at 10% per annum, payable quarterly, and all advanced principal and unpaid interest is due and payable on December 31, 2007. The Lender has the right to convert the principal amount of the indebtedness in whole or in part at any time prior to repayment into the restricted common stock of the Company at a conversion rate of 60% of the average closing bid and ask price on the date of notice for conversion, if publicly quoted, or $0.05 per share, or a price extended to any third party subsequent to July 7, 2006, whichever is less. Prior to August 14, 2006, these advances were unsecured, undocumented and reflected as trade accounts payable in the Company's financial statements.

As of September 30, 2006, a total of approximately $42,612 has been advanced under this agreement.


Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through September 30, 2006 are as follows:

                                                               Period from
                                                              July 31, 2001
                           Nine months      Nine months    (date of inception)
                              ended            ended            through
                           September 30,    September 30,   September 30,
                              2006            2005              2006
                           ------------    --------------  ----------------
       Federal:
         Current            $     -          $     -           $     -
         Deferred                 -                -                 -
                            -------          -------           -------
                                  -                -                 -
                            -------          -------           -------
       State:
         Current                -                  -                 -
         Deferred                 -                -                 -
                            -------          -------           -------
                                  -                -                 -
                            -------          -------           -------
         Total              $     -          $     -           $     -
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





                (Remainder of this page left blank intentionally)

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through September 30, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                       Period from
                                                                      July 31, 2001
                                   Nine months      Nine months    (date of inception)
                                      ended            ended            through
                                   September 30,    September 30,   September 30,
                                      2006            2005              2006
                                   ------------    --------------  ----------------
Statutory rate applied to
   income before income taxes      $    (8,700)    $      (4,100)  $    (31,500)
Increase (decrease) in income
 taxes resulting from:
     State income taxes                      -                 -              -
     Other, including reserve
       for deferred tax asset
       and application of net
       operating loss carryforward       8,700             4,100          31,500
                                   -----------    --------------   -------------
     Income tax expense            $         -    $            -   $           -
                                   ===========    ==============   =============

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2006 and 2005, respectively, after taking the January 2005 change in control into consideration:

                                                  September 30,    September 30,
                                                      2006              2005
                                                  ------------------------------
       Deferred tax assets
         Net operating loss carryforwards         $    31,500       $     4,100
         Less valuation allowance                     (31,500)            4,100
                                                  -----------       -----------

         Net Deferred Tax Asset                   $         -       $         -
                                                  ===========       ===========

During each of the nine month periods ended September 30, 2006 and 2005, respectively, the reserve for deferred tax asset increased by approximately $11,000 and $4,100.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005

Note I - Common Stock Transactions

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

     After considerable effort during 2004, the Company's Board of Directors reached the determination that insufficient capital was available to the Company to complete the Company's initial business plan and open the previously announced restaurant. Accordingly, the Company's business plan was abandoned.

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

     On July 7,  2006,  the  Company  announced  a new  business  plan  had been
adopted.   The  Company  currently  intends  to  offer  a  service  designed  to automatically provide temporary backup "caching" for websites that are potentially affected by the "Effect". In this model, to be known as Commoncache, our file servers will automatically scrape and temporarily archive websites that are listed on the most popular community websites around the internet. In the event that these websites are reaching a saturation point, users will be able to continue to access the content of the webpage by seamlessly accessing the data being cached on the Commoncache servers. Current popular websites like Slashdot.org, Digg.com, and BoingBoing.net have hundreds of thousands of daily visitors. These websites, among others, are based on the concept of community-submitted links to articles, websites, and media files found around the internet in thousands of different places. There is a particular problem that commonly affects websites that host the content that these websites list, known popularly as the "Slashdot/Digg Effect". The "Effect" is simple in definition, but the answer has proved elusive. Many of the websites that are linked to from these community sites are run by bloggers and/or small companies that have limitations on their websites as established by their respective web host providers. The "Effect" occurs as thousands of people who daily read these community websites suddenly start visiting the websites that host the linked content. Within a short matter of time, these small websites are over-run and all of their bandwidth allotment is used up, or the servers that host the website are overloaded.

     The  initial  business  model  for  Commoncache   will  combine:   (a.)  an
advertising model; (b.) a paid monthly subscription option and, (c.) a per-incident hosting option:

     (a.) Advertising - On each page that is displayed using the Commoncache service, a small overlay banner at the top and bottom of the page will contain small advertisements, combining ads from Google's Adsense and paid- placement advertisements from other 3rd party purchasers.

     (b.) Monthly subscription - We will offer a subscription to have a basic customer website cached when new content is published on the site. Customers will receive a small file that they will include onto their website so that when they are reaching the limits of their bandwidth, or their website stops responding, we will continue to serve their content. Business customers will be charged for the same service.

     (c.) Per-incident hosting - Basic and business customers will have an option of buying hosting in 2 week increments at the price of $10 and $20 respectively.

     Commoncache will provide as a free and public service caching of websites linked to from popular websites, mainly Digg.com and Slashdot.org, subject to limitations set by the Company.

     The Company has never fully implemented it's business plan(s) and, accordingly, is considered to be in the development stage.

(3)  Results of Operations

     The Company had no revenue for either of the nine and three month periods ended September 30, 2006 and 2005, respectively.

     General and administrative expenses for the nine month periods ended September 30, 2006 and 2005 were approximately $32,500 and $12,000, respectively. The 2005 expenses were directly related to the Company's filing all delinquent periodic reports under the Securities Exchange Act of 1934, as amended, including the costs of having it's prior period financial statements audited. The 2006 expenses are directly related to the adoption of the Company's new business plan, change of corporate name and maintaining it's required periodic reports under the Securities Exchange Act of 1934.

     At this time, depending on the level of available capital, future expenditure levels may increase significantly in conjunction with the development and implementation of the Company's new business plan. Further, the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934..

     Earnings per share for the respective nine and three month periods ended September 30, 2006 and 2005 were nil based on the weighted-average shares issued and outstanding at the end of each respective period.

     The Company does not expect to generate any meaningful revenue unless and until such time that the Company's operating subsidiary begins meaningful operations.

     At September 30, 2006 and 2005, respectively, the Company had working capital of approximately $(21,800) and $(27,700), respectively.

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

     Jeff Reidy and Charles Lawrence have joined the Company in their new capacities to implement the announced new business plan. The initial phase of the business plan is estimated to be implemented by the end of Calendar 2006, followed thereafter by extensive marketing and additional programs. Mr. Reidy and Mr. Lawrence will each receive compensation of $1,000.00 monthly during the initial six-month period. Depending on the outcome of the initial six- month period, the Company will, at that time, adjust the amount and duration of compensation for each and implement a stock compensation program satisfactory to all parties. During August 2006, the Company paid Mr. Reidy and Mr. Lawrence
$6,000 cash each for compensation through the initial 6-month phase of the new business plan.

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

          There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


Item 5 - Other Information
   None

Item 6.  Exhibits and Reports filed on Form 8-K

     (A) ExhibitS

Exhibit
No.       Description
-------  ---------------------------------
31.1 *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

------------
* Filed herewith



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Commoncache, Inc.

Dated: November 15, 2006      /s/ Jeff Reidy
       -----------------      ----------------------------
                              Jeff Reidy
                              Chief Executive Officer,
                              Chief Financial Officer
                              and Director