Form 10QSB/A
period 2006-09-30
COMMONCACHE INC
filed 2007-04-02
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

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


Commission File Number: 333-70868

          Florida                                              65-1129569
---------------------------                          ---------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                   3692 Terrapin Lane, Coral Springs, FL 33067
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (561) 373-4522
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 27, 2007: 18,813,000

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                                Commoncache, Inc.

             Form 10-QSB/A for the Quarter ended September 30, 2006

                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation       13

  Item 3   Controls and Procedures                                         16

Part II - Other Information

  Item 1   Legal Proceedings                                               17

  Item 2   Recent Sales of Unregistered Securities and Use of Proceeds     17

  Item 3   Defaults Upon Senior Securities                                 17

  Item 4   Submission of Matters to a Vote of Security Holders             17

  Item 5   Other Information                                               17

  Item 6   Exhibits                                                        17


Signatures                                                                 17

                                     PART I

Item 1 - Financial Statements

This document, including the restated financial statements, corrects various failures in the Company's internal control system related to the payment of executive compensation which differed from initially agreed-upon arrangements, as initially disclosed in a Current Report on Form 8-K, and recognition of appropriate period cutoffs in recording amounts paid by third parties on behalf of the Company.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2006 and 2005
                                   (Unaudited)

                                                                                 (RESTATED)
                                                                                September 30,   September 30,
                                                                                    2006            2005
                                                                                -------------   -------------
                                     Assets
Current Assets
   Cash                                                                         $           -   $           -
   Prepaid officer compensation                                                             -           2,750
                                                                                -------------   -------------
   Total Current Assets                                                                     -           2,750
                                                                                -------------   -------------
Total Assets                                                                    $           -   $       2,750
                                                                                =============   =============
                      Liabilities and Stockholders' Deficit
Liabilities
   Current Liabilities
     Note payable                                                               $      15,000   $      15,000
     Working capital advances                                                               -          13,887
     Accrued officers compensation                                                      3,000               -
     Accrued interest payable                                                           2,846           1,533
                                                                                -------------   -------------
     Total Current Liabilities                                                         20,846          30,420
                                                                                -------------   -------------
Long-Term Liabilities
     Line of credit payable                                                            33,082               -
                                                                                -------------   -------------
     Total Liabilities                                                                 53,928          30,420
                                                                                -------------   -------------
Commitments and Contingencies

Stockholders' Deficit
   Preferred stock - no par value
     10,000,000 shares authorized
     None issued and outstanding                                                            -               -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     18,813,000 shares issued and outstanding, respectively                            18,813          18,813
   Additional paid-in capital                                                           9,437           9,437
   Deficit accumulated during the development stage                                   (82,178)        (55,920)
                                                                                -------------   -------------
   Total Stockholders' Deficit                                                        (53,928)        (27,670)
                                                                                -------------   -------------
   Total Liabilities and Stockholders' Equity                                   $           -   $       2,750
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

                                                                                                       (RESTATED)
                                                                                                       Period from
                                   (RESTATED)         (RESTATED)                                       July 31, 2001
                                   Nine months      Nine months     Three months     Three months    (date of inception)
                                      ended            ended            ended            ended            through
                                   September 30,     September 30,   September 30,   September 30,     September 30,
                                        2006            2005            2006            2005               2006
                                    ------------    --------------  --------------   -------------   -------------------
Revenues                            $          -    $            -  $            -   $           -   $                 -
                                    ------------    --------------  --------------   -------------   -------------------
Expenses
   General and
     administrative expenses              20,962            11,137          16,368           1,602                79,595
   Interest expense                        1,048               914             528             265                 2,583
                                    ------------    --------------  --------------   -------------   -------------------
   Total expenses                         22,010            12,051          16,896           1,867                82,178
                                    ------------    --------------  --------------   -------------   -------------------
Loss from operations
   before provision for
   income taxes                          (22,010)          (12,051)        (16,896)         (1,867)              (82,178)
Provision for income taxes                     -                 -               -               -                     -
                                    ------------    --------------  --------------   -------------   -------------------
Net Loss                                 (22,010)          (12,051)        (16,896)         (1,867)              (82,178)
Other Comprehensive Income                     -                 -               -               -                     -
                                    ------------    --------------  --------------   -------------   -------------------
Comprehensive Loss                  $    (22,010)   $      (12,051) $      (16,896)  $      (1,867)  $           (82,178)
                                    ============    ==============  ==============   =============   ===================
Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                                   nil               nil             nil             nil                   nil
                                    ============    ==============  ==============   =============   ===================
Weighted-average number
   of shares outstanding -
   basic and fully diluted            18,813,000        18,860,619      18,813,000      18,813,000            19,567,361
                                    ============    ==============  ==============   =============   ===================

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

                                                                                                   (RESTATED)
                                                                                                   Period from
                                                                (RESTATED)                        July 31, 2001
                                                                Nine months     Nine months     (date of inception)
                                                                   ended            ended            through
                                                               September 30,    September 30,      September 30,
                                                                   2006             2005              2006
                                                             ----------------   --------------   ------------------
Cash Flows from Operating Activities
   Net loss for the period                                  $         (22,010)  $      (12,051)  $          (82,178)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                        -                -                    -
       Organizational costs paid with common stock                          -                -                1,950
       (Increase) Decrease in
         Prepaid officer compensation                                  (2,000)          (2,750)                   -
       Increase (Decrease) in
         Accounts payable - trade                                           -                -                    -
         Accrued officer compensation                                   3,000                -                3,000
         Accrued interest payable                                       1,048              914                2,846
                                                             ----------------   --------------   ------------------
Net cash used in operating activities                                 (15,962)         (13,887)             (74,382)
                                                             ----------------   --------------   ------------------

Cash Flows from Investing Activities                                        -                -                    -
                                                             ----------------   --------------   ------------------


Cash Flows from Financing Activities
   Proceeds from note payable                                               -                -               15,000
   Proceeds from working capital advances                              15,962           13,887               33,082
   Proceeds from sale of common stock                                       -                -               81,300
   Cash used to refund subscription agreement                               -          (50,000)             (50,000)
   Cash used to purchase treasury stock                                     -                -               (5,000)
                                                             ----------------   --------------   ------------------
Net cash provided by (used in) financing activities                    15,962          (36,113)              74,382
                                                             ----------------   --------------   ------------------

Increase (Decrease) in Cash                                                 -          (50,000)                   -

Cash at beginning of period                                                 -           50,000                    -
                                                             ----------------   --------------   ------------------

Cash at end of period                                        $              -   $            -   $                -
                                                             ================   ==============   ==================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              -   $            -   $                -
                                                             ================   ==============   ==================
     Income taxes paid for the year                          $              -   $            -   $                -
                                                             ================   ==============   ==================

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


Note D - Correction of an Error

On March 23, 2007, in conjunction with the performance of the fieldwork phase of the annual audit of our financial statements by our independent registered certified public accounting firm, management discovered that certain 3rd quarter events were not properly recorded and had not been presented in their final form to the attention of the Company's auditors for specific review and comment.

The errors discovered by management in the accounting for and recording various capital transactions are as follows: 1) an erroneous cutoff in recording items paid by a third party on the Company's behalf as funded by the $100,000 line of credit, discussed later in this document, and 2) the appropriate recording of executive compensation which differed from the Company's previous disclosures via a Current Report on Form 8-K.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005


Note D - Correction of an Error - Continued

                                                     Nine months   Three months
                                                        ended            ended
                                                    September 30,  September 30,
                                                        2006            2006
                                                    -------------  -------------

Net Loss, as previously reported                    $    (23,540)  $    (18,641)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial
statement line item:
    Operating expenses:
       Change in executive compensation                   (2,000)        (2,000)
       Errors in cutoff related to items paid
         by a third party on behalf of the Company
   Total effect of changes on Loss
       from Operations and Net Loss                        3,530          3,745
                                                    -------------  -------------
Net Loss, as restated                               $    (22,010)  $    (16,896)
                                                    =============  =============
Earnings per share, as previously reported                   nil            nil
Total effect of changes                                      nil            nil
Earnings per share, as restated                              nil            nil

The restatements to the financial statements disclosed above were, in part caused by a failure in the Company's internal control over financing reporting due to the limitations in the Company's accounting resources to identify and react in a timely manner to changes made at the discretion of senior management and other non-routine, complex and/or transactions originated by other parties on the Company's behalf, as well as gaining an adequate understanding of the disclosure requirements relating to these types of transactions. The accounting errors disclosed above were, in part, caused by this material weakness in internal control over financial reporting. In order to remediate the material weaknesses, the management is in the process of designing and implementing and communicating its controls to aid in the correct preparation, review, presentation and disclosures of the Company's financial statements.


Note E - Summary of Significant Accounting Policies

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


Note E - Summary of Significant Accounting Policies - Continued

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


Note F - Fair Value of Financial Instruments

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


Note G - Note Payable

The note payable consists of the following at September 30, 2006 and 2005, respectively:

                                                                  (RESTATED)
                                                                 September 30,  September 30,
                                                                     2006            2005
                                                                --------------  --------------
$15,000  note  payable to an  advisory  firm for  consulting services.  Interest at 7.0%.  Principal and accrued interest payable in full on April 15, 2005. Unsecured.  Repayment may be made  at the  option  of the  noteholder  in  restricted, unregistered  common stock of the Company at a rate of $0.01 per  share.  Repayment  of this Note is  delinquent  and the
Company  continues the accrual of interest.  The  Noteholder has made no demand for payment as of September  30, 2006 and
subsequent thereto.                                             $       15,000  $       15,000
                                                                --------------  --------------

Note H - Working Capital Advances Line of Credit Payable

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

As of September 30, 2006, a total of approximately $33,082 has been advanced under this agreement.


Note I - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through September 30, 2006 are as follows:

                                                                 (RESTATED)
                                                                 Period from
                              (RESTATED)                        July 31, 2001
                             Nine months       Nine months   (date of inception)
                                ended             ended          through
                            September 30,     September 30,    September 30,
                                2006              2005            2006
                            ------------     ------------    ------------------
       Federal:
         Current              $     -           $    -          $    -
         Deferred                   -                -               -
                              -------           ------          ------
                                    -                -               -
                              -------           ------          ------
       State:
         Current                    -                -               -
         Deferred                   -                -               -
                              -------           ------          ------
                                    -                -               -
                              -------           ------          ------
         Total                $     -           $    -          $    -
                              =======           ======          ======

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005

Note I - Income Taxes - Continued

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

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through September 30, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                         (RESTATED)
                                                                                                         Period from
                                                                     (RESTATED)                        July 31, 2001
                                                                     Nine months       Nine months   (date of inception)
                                                                        ended             ended          through
                                                                    September 30,     September 30,    September 30,
                                                                        2006              2005            2006
                                                                    ------------     ------------    ------------------
Statutory rate applied to income before income taxes                $     (7,500)    $     (4,100)   $          (27,900)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                        -                -                     -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward                  7,500            4,100                27,900
                                                                    ------------     ------------    ------------------
     Income tax expense                                             $          -     $          -    $                -
                                                                    ============     ============    ==================

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2006 and 2005, respectively, after taking the January 2005 change in control into consideration:

                                                   (RESTATED)
                                                  September 30,   September 30,
                                                      2006            2005
                                                  -------------   -------------
   Deferred tax assets
     Net operating loss carryforwards             $      27,900          $4,100
     Less valuation allowance                           (27,900)          4,100
                                                  -------------   -------------

     Net Deferred Tax Asset                       $           -   $           -
                                                  -------------   -------------

During each of the nine month periods ended September 30, 2006 and 2005, respectively, the reserve for deferred tax asset increased by approximately $7,500 and $4,100.


Note J - Common Stock Transactions

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

Note J- Common Stock Transactions - Continued

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

     General and administrative expenses for the nine month periods ended September 30, 2006 and 2005 were approximately $21,000 and $12,000, respectively. The 2005 expenses were directly related to the Company's filing all delinquent periodic reports under the Securities Exchange Act of 1934, as amended, including the costs of having it's prior period financial statements audited. The 2006 expenses are directly related to the adoption of the Company's new business plan, change of corporate name, paying executive compensation and maintaining it's required periodic reports under the Securities Exchange Act of 1934, as amended.

     At this time, depending on the level of available capital, future expenditure levels may increase significantly in conjunction with the development and implementation of the Company's new business plan. Further, the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934.

     Earnings per share for the respective nine and three month periods ended September 30, 2006 and 2005 were nil based on the weighted-average shares issued and outstanding at the end of each respective period.

     The Company does not expect to generate any meaningful revenue unless and until such time that the Company's operating subsidiary begins meaningful operations.

     At September 30, 2006 and 2005, respectively, the Company had working capital of approximately $(20,800) and $(27,700), respectively.

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

     As previously disclosed, Mr. Reidy and Mr. Lawrence were to each receive compensation of $1,000.00 monthly during the initial six-month period following their appointment in August 2006. Subsequent thereto, Mr. Reidy and Mr. Lawrence reestablished their compensation rate to $3,000 each for the period from August 13, 2006 through October 15, 2006. For all successive periods, Mr. Reidy and Mr. Lawrence set their executive compensation to $2,000 per 30-day pay period. Future adjustments will be determined by Mr. Reidy and Mr. Lawrence in their capacity as executive officers and Mr. Reidy as a Company director.

(4)  Liquidity and Capital Resources

     It is the belief of management and significant stockholders that the remaining unfunded balance of approximately $67,000 on the existing $100,000 line of credit note payable to National Business Investors - Joint Venture, 2300

Palm Beach Lakes Blvd, Suite 218, West Palm Beach, Florida 33409 will provide sufficient working capital to support and preserve the integrity of the corporate entity. However, there are no other legal obligations in place for either management or significant stockholders to provide additional future funding. Should the line of credit cease funding, the Company has not identified any alternative sources of capital to support the Company's business plan and/or operations. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended September 30, 2006. As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective.

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

(c)  Findings

     In light of the restatements to the financial statements disclosed above, in part caused by a failure in the Company's internal control over financing reporting due to the limitations in the Company's accounting resources to identify and react in a timely manner to changes made at the discretion of senior management and other non-routine, complex and/or transactions originated by other parties on the Company's behalf, as well as gaining an adequate understanding of the disclosure requirements relating to these types of transactions, we feel that the existing controls and procedures were and remain effective. Because of said controls, which resulted in the review, discovery and disclosure by amendment of filings to adequately disclose required information, management also concludes that by requiring supplemental reviews of financing transactions that its existing controls and procedures will be more effective.


                                    PART II


Item 1 - Legal Proceedings

     None


Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     None


Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.


Item 5 - Other Information

     None


Item 6 - Exhibits

31.1        Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1        Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

--------



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Commoncache, Inc.

Date: March 27, 2007               By:    /s/ Jeff Reidy
      --------------                      --------------------
                                         Jeff Reidy
                                         Chief Executive Officer,
                                         Chief Financial Officer
                                         and Director