Form 10KSB
period 2006-12-31
COMMONCACHE INC
filed 2007-04-02
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________


Commission File Number: 333-70868

                                Commoncache, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Florida                                              65-1129569
----------------------------------------                ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                   3692 Terrapin Lane, Coral Springs, FL 33067
----------------------------------------                ------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:(561) 373-4522


Securities registered under Section 12 (b) of the Exchange Act - None

Securities registered under Section 12(g) of the Exchange Act: - Common Stock - $0.001 par value

--------
Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [_]

The issuer's revenues for the fiscal year ended December 31, 2006 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of March 29, 2007 was approximately $---------.

As of March 29, 2007, there were 18,813,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [X] No [_]

                                Commoncache, Inc.

                                Index to Contents

                                                                           Page
Part I

Item 1   Description of Business                                              3
Item 2   Description of Property                                              9
Item 3   Legal Proceedings                                                    9
Item 4   Submission of Matters to a Vote of Security Holders                  9

Part II

Item 5   Market for Company's Common Equity, Related Stockholders
          Matters and Small Business Issuer Purchasers of Equity Securities  10
Item 6   Management's Discussion and Analysis or Plan of Operation           11
Item 7   Financial Statements                                               F-1
Item 8   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           14
Item 8A  Controls and Procedures                                             14

Part III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act               14
Item 10   Executive Compensation                                             17
Item 11   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 18
Item 12   Certain Relationships and Related Transactions                     18
Item 13   Exhibits                                                           19
Item 14      Principal Accountant Fees and Services                          19

Signatures                                                                   33

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

     Jeff Reidy and Charles Lawrence have joined the Company in their new capacities to implement the announced new business plan. The initial phase of the business plan was initially estimated to be implemented by the end of Calendar 2006, followed thereafter by extensive marketing and additional programs.

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

Competition

     The Company may encounter substantial competition in its efforts to develop its current business plan. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to development capital and/or personnel because they may have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use.

Employees

     The Company currently has two executive employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not currently anticipate a need to engage any full-time employees. The need for employees and their availability will be addressed in connection with related decisions concerning our current business plan and operating budget.

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

Only Two Directors and Officers

     Because management consists of only two persons, Jeff Reidy and Charles Lawrence and has only two Directors, Mr. Reidy and Roger E. Pawson, we have limited resources for the implimentation of our business plan, capital formation activities and other matters involving corporate governance. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company.

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

Conflicts of Interest

     Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to the Company. (See Management.)

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

Regulation of Penny Stocks

     The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the
Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink
Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high- pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

Lack of Market Research or Marketing Organization

     The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing its business plan.

Limited Public Market Exists

     The Company's equity securities were approved for trading on February 28, 2007. Accordingly, there is an extremely limited public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Moreover, many lending institutions will not permit the use of such securities as collateral for any loans.

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


Item 2 - Description of Property

     The Company currently maintains a mailing address at 3692 Terrapin Lane, Coral Springs, Florida 33067. The Company's telephone number there is (561) 373-4522. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

     It is likely that the Company will not establish an office until it successfully implements the initial phases of its business plan.


Item 3 - Legal Proceedings

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.

                                     PART II

Item 5 - Market for Company's Common Stock, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities

Market for Trading

     During 2007, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2- 11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Commoncache, Inc. on February 28, 2007 and the Company was issued its trading symbol "CCAH". The quoted market prices of the Company's common stock on the NASDAQ Electronic Bulletin Board, per data listed by National Quotation Bureau, Inc.,are as follows:

     As of March 12, 2007, the Company has approximately 41 shareholders of record.

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

Results of Operations

     The Company had no revenue for either of the years ended December 31, 2006 and 2005, respectively.

     General and administrative expenses for the years ended December 31, 2006 and 2005 were approximately $41,500 and $16,000. The principal expenses for 2006 were approximately $24,000 in executive compensation and approximately $16,000 in professional fees related to legal and accounting/auditing matters. The 2005 expenses consist of charges for professional services and filing fees related to the Company's updating of it's periodic reporting requirement(s) under the Securities Exchange Act of 1934, as amended, interest charges on the $15,000 note payable of approximately $1,050 and officer's compensation of approximately $3,000. Earnings per share for the respective years ended December 31, 2006 and 2005 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

     At this time, depending on the level of available capital, future expenditure levels may increase significantly in conjunction with the development and implementation of the Company's new business plan. Further, the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934..

     At December 31, 2006 and 2005, respectively, the Company had working capital of approximately $(20,900) and $(31,900), respectively.

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


Item 7 - Financial Statements

     The required financial statements begin on page F-1 at the end of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


Item 8A - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended December 31, 2006. As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III

Item 9 - Directors,   Executive   Officers,   Promoters   and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

  Name                  Age     Position Held and Tenure
--------------------    ---     ---------------------------------
 Jeff Reidy              27     President, Chief Executive Officer
                                Chief Financial Officer and Director
 Charles Lawrence        26     Vice President
 Roger E. Pawson         54     Director

     The directors named above will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

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

Biographical Information

     Jeff Reidy, age 27, worked for AT&T Wireless from September 1999 to March 2003 as a Communication Specialist advancing to Third Manager while continuing to advance sales quotas. Mr. Reidy was then recruited to manage an office of Jordyn Taylor Properties, Inc. in Palm Beach County, Florida. Mr. Reidy has been a licensed real estate agent and Realtor(R)professional since September 2002 and has been employed with Jordyn Taylor Properties, Inc. since March 2002. Mr. Reidy has overseen the management of the company's operations and was an active part in the more than thirty thousand recorded real estate transactions. For the past two plus years Mr. Reidy has handled the marketing for the organization and has established hundreds of vendor relationships.

     Charles Lawrence, age 26, attended St. Petersburg College in 2000 and 2001, majoring in computer engineering. His coursework involved various classes related to web development and design. Following a move to South Florida in December 2001, he obtained a position at The Answer Group; a large technical support company in the Ft. Lauderdale region. Over the next three years at The Answer Group, Mr. Lawrence used his position to increase his knowledge and experience with many different aspects of computer technology, ranging from web design to networking and operating system support. Eventually he took on a manager and technical training position, responsible for advanced technical training of both new and older employees in areas relating to consumer computer and DSL support, while contributing in minor ways to the development of internal web services for the company. While employed at The Answer Group, Mr. Lawrence furthered his experience in web design with independent projects. In January 2003, he founded an open- source game project called Dawn of Infinity and built and designed the website for the project. Later, he became involved in a South Florida independent media website called the Miami Independent Media Center until January 2006. In his position as website administrator, Mr. Lawrence redesigned the website to become much more user friendly and attractive and helped to push the Miami Independent Media Center to become an important community resource for alternative news in the South Florida area. Mr. Lawrence has also run a personal website, TheTechGurus.net, for the last several years. This website has featured various articles created by Mr. Lawrence ranging from how to modify Google Inc's PPTP VPN client to connect to non-Google VPNs to many personal stories related to science, technology, and politics. Recently he has been employed with Jordyn Taylor Properties, Inc. as the Technology Director where he has actively maintained and improved the company's computer systems and networks. He has also been responsible for designing several different websites for the company including a complete redesign of the main Florida Rent Finders site, the creation of a corporate homepage, a website for Jordyn Taylor Properties' mortgage division, and a website for the property management division. During the summer of 2006, he has also begun doing web design for a music production and promotions company, Antidote Productions, Inc. He recently completed the website of Antidote's first client, Parantula.

     Roger E. Pawson, age 55, is a Company director. In 1996, Mr. Pawson was the President, Chief Executive Officer and majority shareholder of TLCO Software, Inc. TLCO Software's primary business at that time was the development of advanced yet user friendly web authoring software using its proprietary code. In 1997, TLCO Software launched the "Web Factory"(TM) family of products, which included Web-Factory, Author, Web-Factory, Site Builder Web Factory, Professional Edition. These products were the foundation of TLCO Software's expansion into Software Publishing, OEM & Electronic Markets. Mr. Pawson subsequently sold his interest in the company in 2001. Between 2001 and 2004, Mr. Pawson became the President and Chief Executive Officer of National Developers, an Arizona based development company that specialized in the design and construction of custom homes, shopping malls and strip centers. Mr. Pawson is presently an independent business consultant and advisor to various corporations. Mr. Pawson received a Masters in Business Studies degree from Leeds University in Yorkshire, England in 1971.

     Involvement on Certain Material Legal Proceedings during the Past Five (5) Years

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.
(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.
(3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.
(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

     Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2006, no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

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


Item 10 - Executive Compensation

     Currently, management of the Company requires less than four (4) hours per month. During 2005, the Company paid Roger Pawson the sum of $5,000 for current and future services to be valued at approximately $250 per month, or $750 per quarter. Concurrent with a change in management in August 2006, the Company has no further obligation to Mr. Pawson.

     As initially disclosed in an Annual Report on Form 8-K, Mr. Reidy and Mr. Lawrence were to each receive compensation of $1,000.00 monthly during the initial six-month period following their appointment in August 2006. Subsequent thereto, Mr. Reidy and Mr. Lawrence reestablished their compensation rate to $3,000 each for the period from August 13, 2006 through October 15, 2006. For all successive periods, Mr. Reidy and Mr. Lawrence set their executive compensation to $2,000 per 30-day pay period. Future adjustments will be determined by Mr. Reidy and Mr. Lawrence in their capacity as executive officers and Mr. Reidy as a Company director. See Certain Relationships and Related Transactions.

     The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

                           SUMMARY COMPENSATION TABLE

                                                                         Change to
                                                                         Pension
                                                                         Value and
                                                           Non-Equity    Nonqualified
                                                           Incentive     Deferred
Name and                                  Stock    Option  Plan          Compensation   All Other
Principal          Year  Salary   Bonus   Awards   Awards  Compensation  Earnings      Compensation   Total
Position                    ($)     ($)    ($)      ($)      ($)           ($)              ($)         ($)
------------------ ----- -------- ------- -------- ------- ------------  ------------- ------------  --------

Roger E.           2006   $2,000  $-0-     $-0-      $-0-    $-0-           $-0-          $-0-       $2,000
Pawson,            2005   $3,000  $-0-     $-0-      $-0-    $-0-           $-0-          $-0-       $3,000
Chairman           2004    $-0-   $-0-     $-0-      $-0-    $-0-           $-0-          $-0-        $-0-

Jeff Reidy,        2006  $11,000  $-0-     $-0-      $-0-    $-0-           $-0-          $-0-      $11,000
President          2005    $-0-   $-0-     $-0-      $-0-    $-0-           $-0-          $-0-        $-0-
                   2004    $-0-   $-0-     $-0-      $-0-    $-0-           $-0-          $-0-        $-0-

Charles            2006  $11,000  $-0-     $-0-      $-0-    $-0-           $-0-          $-0-      $11,000
Lawrence,          2005    $-0-   $-0-     $-0-      $-0-    $-0-           $-0-          $-0-        $-0-
Vice President     2004    $-0-   $-0-     $-0-      $-0-    $-0-           $-0-          $-0-        $-0-


     The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.


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

                                Amount and Nature of
Name and Address of             Beneficial Owners         Percent of
 Beneficial Owner                     (Shares)                Class
------------------------        --------------------      ----------
Roger E. Pawson
4878 Ronson Court
San Diego, California 92111            16,500,500           87.71%

All Directors and
Executive Officers (1 person)          16,500,000           87.71%


Item 12 - Certain Relationships and Related Transactions

     The Company currently maintains a mailing address at 3692 Terrapin Lane, Coral Springs, Florida 33067. The Company's telephone number there is (561) 373-4522. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

Item 13 - Exhibits

31.1        Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1        Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

--------


Item 14 - Principal Accountant Fees and Services

     The  Company  paid  or  accrued  the  following   fees  to  it's  principal
accountant, S. W. Hatfield, CPA of Dallas, Texas during the years ended December 31, 2006 and 2005:

                                       Year ended        Year ended
                                      December 31,      December 31,
                                          2006               2005
                                      ------------      ------------
1.     Audit fees                     $      6,581      $      8,663
2.     Audit-related fees                        -                 -
3.     Tax fees                                  -                 -
4.     All other fees                            -                 -
                                      ------------      ------------
   Totals                             $      6,581      $      8,663
                                      ------------      ------------

     The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

     In discharging its oversight responsibility as to the audit process, commencing with the engagement of S. W. Hatfield, CPA, the Board obtained from each of it's independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

     The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2006 and 2005 with management and the respective independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the respective independent auditors have the responsibility for their examination of those statements.

     Based on the above-mentioned review and discussions with the respective independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.

     The Company's principal accountant for the years ended December 31, 2006 and 2005, S. W. Hatfield, CPA did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                                         (a development stage enterprise)

                          Index to Financial Statements

                                                                           Page

Report of Independent Registered Public Accounting Firm                     F-2

Financial Statements

   Balance Sheets
     as of December 31, 2006 and 2005                                       F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2006 and 2005
     and for the period from July 31, 2001 (date of inception)
     through December 31, 2006                                              F-4

   Statement of Changes in Shareholders' Equity
     for the period from July 31, 2001 (date of inception)
       through December 31, 2006                                            F-5

   Statements of Cash Flows
     for the years ended December 31, 2006 and 2005
     and for the period from July 31, 2001 (date of inception)]
       through December 31, 2006                                            F-7

   Notes to Financial Statements                                            F-8

                        Letterhead of S. W. Hatfield, CPA

        Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Commoncache, Inc.
   (formerly Fabulous Fritas Corporation)

We have audited the accompanying balance sheets of Commoncache, Inc. (formerly Fabulous Fritas Corporation) (a Florida corporation and a development stage enterprise) as of December 31, 2006 and 2005 and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years ended December 31, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through December 31, 2006, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commoncache, Inc. (formerly Fabulous Fritas Corporation) as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years ended December 31, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through December 31, 2006, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

                                           /s/ S. W. Hatfield, CPA
                                           -------------------------
                                               S. W. HATFIELD, CPA
Dallas, Texas
March 27, 2007

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                                 Balance Sheets
                           December 31, 2006 and 2005

                                                                                December 31,    December 31,
                                                                                    2006            2005
                                                                                -------------   -------------
                                     ASSETS
Current Assets
   Cash in bank                                                                 $           -    $          -
   Prepaid officer compensation                                                             -           2,000
                                                                                -------------   -------------
     Total Current Assets                                                                   -           2,000
                                                                                -------------   -------------
Total Assets                                                                    $           -   $       2,000
                                                                                =============   =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
   Current Liabilities
     Note payable                                                               $      15,000   $      15,000
     Accounts payable - trade                                                               -          17,120
     Accrued officer compensation                                                       2,000               -
     Accrued interest payable                                                           3,954           1,798
                                                                                -------------   -------------
     Total Current Liabilities                                                         20,954          33,918
                                                                                -------------   -------------

Long-Term Liabilities
     Line of credit payable                                                            54,647               -
                                                                                -------------   -------------
     Total Liabilities                                                                 75,601          30,420
                                                                                -------------   -------------
Commitments and Contingencies

Shareholders' Deficit Preferred stock - no par value.
     10,000,000 shares authorized
     None issued and outstanding                                                           -                -
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     18,813,000 and 18,813,000 shares
       issued and outstanding, respectively                                           18,813           18,813
   Additional paid-in capital                                                          9,437            9,437
   Deficit accumulated during the development stage                                 (103,851)         (60,168)
                                                                                -------------   -------------
   Total Shareholders' Equity                                                         (75,601)        (31,918)
                                                                                -------------   -------------
   Total Liabilities and Shareholders' Equity                                   $           -   $       2,000
                                                                                =============   =============

   The accompanying notes are an integral part of these financial statements.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                     Years ended December 31, 2006 and 2005
                  Period from July 31, 2001 (date of inception)
                            through December 31, 2006

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                Year ended      Year ended      (date of inception)
                                                                   ended            ended            through
                                                               December 31,     December 31,       December 31,
                                                                   2006             2005              2006
                                                             ----------------   --------------   ------------------
Revenues                                                        $          -      $        -       $            -
                                                             ----------------   --------------   ------------------
Expenses
   Executive compensation                                              24,000            3,000               27,000
   Professional and consulting fees                                    16,030           10,103               43,130
   Other general and administrative expenses                            1,497            1,888               28,017
   Legal fees - related party/shareholder                                   -                -                1,750
   Interest expense                                                     2,156            1,179                3,954
                                                             ----------------   --------------   ------------------
     Total expenses                                                    43,683           16,170              103,851
                                                             ----------------   --------------   ------------------
Loss from operations
   before provision for income taxes                                  (43,683)         (16,170)            (103,851)

Provision for income taxes                                                  -                -                    -
                                                             ----------------   --------------   ------------------
Net Loss                                                              (43,683)         (16,170)            (103,851)

Other Comprehensive Income                                                  -                -                    -
                                                             ----------------   --------------   ------------------

Comprehensive Loss                                           $        (43,683)  $      (16,170)  $         (103,851)
                                                             ================   ==============   ==================

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                                nil              nil                  nil
                                                             ================   ==============   ==================

Weighted-average number of shares
   outstanding - basic and fully diluted                           18,813,000       18,848,616           19,532,292
                                                             ================   ==============   ==================


The accompanying notes are an integral part of these financial statements.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                  Statement of Changes in Shareholders' Equity
             (Deficit) Period from July 31, 2001 (date of inception)
                            through December 31, 2006

                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock                 Additional        During the
                                     -------------------------------        Paid-in          Development
                                      Shares           Amount               Capital             Stage            Total
                                     --------------  ---------------    ---------------   ---------------   ----------------
Shares issued for
   services at initial
   capitalization for
   $0.001 per share                       1,950,000  $         1,950    $             -   $             -   $          1,950
Effect of 10 for 1
   forward stock split                   17,550,000           17,550            (17,550)                -                  -

Net loss for the period                           -                -                  -            (1,950)            (1,950)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at
   December 31, 2001                     19,500,000           19,500            (17,550)           (1,950)                 -

Common shares sold for
   cash at $1.00 per share
   pursuant to a Registration
   Statement on Form SB-2                   123,000              123             12,177                 -             12,300

Net loss for the year                             -                -                  -           (14,002)           (14,002)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at
   December 31, 2002                     19,623,000           19,623             (5,373)          (15,952)            (1,702)

Common shares sold for
   cash at $1.00 per share
   pursuant to a Registration
   Statement on Form SB-2                   190,000              190             18,810                 -             19,000

Common shares sold for cash
   at $0.50 per share in a
   private placement                      1,000,000            1,000             49,000                 -             50,000

Net loss for the year                             -                -                  -            (8,552)            (8,552)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at
   December 31, 2003                     20,813,000           20,813             62,437           (24,504)            58,746

Purchase of treasury
   stock at $0.005 per share             (1,000,000)          (1,000)            (4,000)                -             (5,000)

Net loss for the year                             -                -                  -           (19,494)           (19,494)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at
   December 31, 2004                     19,813,000  $        19,813    $        58,437  $        (43,998)  $         34,252
                                     ==============  ===============    ===============  ================   ================

                                  - Continued -

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
            Statement of Changes in Shareholders' Equity (Deficit) -
             Continued Period from July 31, 2001 (date of inception)
                            through December 31, 2006

                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock                 Additional        During the
                                     -------------------------------        Paid-in          Development
                                      Shares           Amount               Capital             Stage            Total
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at
   December 31, 2004                     19,813,000  $        19,813    $        58,437   $       (43,998)  $         34,252

Rescission of stock
   subscription agreement                (1,000,000)          (1,000)           (49,000)                -            (50,000)

Net loss for the year                             -                -                  -           (16,170)           (16,170)
                                     --------------  ---------------    ---------------   ---------------   ----------------

Balances at
   December 31, 2005                     18,813,000           18,813              9,437           (60,168)           (31,918)

Net loss for the year                             -                -                  -           (43,683)           (43,683)
                                     --------------  ---------------    ---------------   ---------------   ----------------

Balances at
   December 31, 2006                     18,813,000  $        18,813    $         9,437  $       (103,851)  $        (75,601)
                                     ==============  ===============    ===============  ================   ================











The accompanying notes are an integral part of these financial statements.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Years ended December 31, 2006 and 2005
                  Period from July 31, 2001 (date of inception)
                            through December 31, 2006

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                Year ended      Year ended      (date of inception)
                                                                   ended            ended            through
                                                               December 31,     December 31,       December 31,
                                                                   2006             2005              2006
                                                             ----------------   --------------   ------------------
Cash Flows from Operating Activities
   Net loss for the period                                   $        (43,683)  $      (16,170)  $         (103,851)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                        -                -                    -
       Organizational costs paid with common stock                          -                -                1,950
       Consulting fees paid with issuance of note payable                   -                -               15,000
       (Increase) Decrease in
         Prepaid officers compensation                                  2,000           (2,000)              (2,000)
       Increase (Decrease) in
         Accounts payable - trade                                       2,000           17,120                    -
         Accrued interest payable                                       2,156            1,050                 3,954
                                                             ----------------   --------------   ------------------
   Net cash used in operating activities                              (37,527)               -              (80,947)
                                                             ----------------   --------------   ------------------
Cash Flows from Investing Activities                                        -                -                    -
                                                             ----------------   --------------   ------------------

Cash Flows from Financing Activities
   Cash proceeds from Line of Credit note                              37,527                -               54,647
   Proceeds from sale of common stock                                       -                -               81,300
   Cash returned in Rescission of
     stock subscription agreement                                           -          (50,000)             (50,000)
   Cash used to purchase treasury stock                                     -                -               (5,000)
                                                             ----------------   --------------   ------------------
   Net cash provided by (used in) financing activities                 37,527          (50,000)              80,947
                                                             ----------------   --------------   ------------------
Increase (Decrease) in Cash                                                 -          (50,000)                   -
Cash at beginning of period                                                 -           50,000                    -
                                                             ----------------   --------------   ------------------
Cash at end of period                                        $              -   $            -   $                -
                                                             ================   ==============   ==================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              -   $            -   $                -
                                                             ================   ==============   ==================
     Income taxes paid for the year                          $              -   $            -   $                -
                                                             ================   ==============   ==================

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
     Issuance of a note payable for consulting fees          $              -   $            -   $           15,000
                                                             ================   ==============   ==================

   The accompanying notes are an integral part of these financial statements.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2006 and 2005


Note A - Organization and Description of Business

Commoncache, Inc. (Company) was initially incorporated as Burgers By Farfour, Inc. in accordance with the Laws of the State of Florida. The Company's initial business plan involved marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

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

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005

Note A - Organization and Description of Business - Continued

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

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005


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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At December 31, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005


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


Note F - Note Payable

The note payable consists of the following at December 31, 2006 and 2005, respectively:

                                                                 December 30,   December 30,
                                                                     2006            2005
                                                                --------------  -------------

$15,000  note  payable to an  advisory  firm for  consulting services.  Interest at 7.0%.  Principal and accrued interest payable in full on April 15, 2005. Unsecured.  Repayment may be made  at the  option  of the  noteholder  in  restricted, unregistered  common stock of the Company at a rate of $0.01 per share.  Note is  delinquent  as of December 31, 2005 and
the  Company   continues   the  accrual  of  interest.   The
Noteholder has made no demand for payment as of December 31,
2006 and subsequent thereto.                                    $       15,000  $       15,000
                                                                --------------  --------------


Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through December 31, 2006 are as follows:

                                                                 Period from
                                                                July 31, 2001
                             Year ended       Year ended    (date of inception)
                               ended             ended          through
                            December 31,      December 31,     December 31,
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
                              =======           ======          ======

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005


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

The Company's income tax expense (benefit) for each of the years ended December 31, 2006 and 2005 and for the period from July 31, 2001 (date of inception) through December 31, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                         Period from
                                                                                                       July 31, 2001
                                                                     Year ended       Year ended    (date of inception)
                                                                        ended             ended            through
                                                                    December 31,     December 31,        December 31
                                                                        2006              2005              2006
                                                                    ------------     ------------    ------------------
Statutory rate applied to income before income taxes                $    (14,900)    $     (5,500)   $         (35,300)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                        -                -                    -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward                 14,900            5,500               35,300
                                                                    ------------     ------------    ------------------
     Income tax expense                                             $          -     $          -    $                -
                                                                    ============     ============    ==================

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005, respectively, after taking the January 2005 change in control into consideration:

                                                  December 30,    December 30,
                                                      2006            2005
                                                  -------------   ------------
       Deferred tax assets
         Net operating loss carryforwards         $      20,400   $       5,500
         Less valuation allowance                       (20,400)         (5,500)
                                                  -------------   -------------

     Net Deferred Tax Asset                       $           -   $           -
                                                  -------------   -------------


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

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005


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


NOTE J - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for each of the years ended December 31, 2006 and 2005, respectively:

Quarter ended/Year ended            March 31      June 30        September 30   December 31     December 31
-----------------------------       --------      -------        ------------   -----------     -----------
Year ended December 31, 2006
   Net revenues                     $        -    $          -   $          -   $         -     $         -
   Gross profit                              -               -              -             -               -
   Net loss from operations             (2,913)         (2,201)       (16,896)      (21,673)        (43,683)
   Basic and fully diluted
     earnings per share                    nil             nil            nil           nil             nil
   Weighted-average number
     of shares outstanding          18,813,000      18,813,000     18,813,000    18,813,000      18,813,000

Year ended December 31, 2005
   Net revenues                     $        -     $         -   $          -   $         -     $         -
   Gross profit                              -               -              -             -               -
   Net loss from operations             (1,138)         (7,873)        (1,867)       (5,292)        (16,170)
   Basic and fully diluted
     earnings per share                    nil             nil            nil           nil             nil
   Weighted-average number
     of shares outstanding          18,957,444      18,813,000     18,813,000    18,813,000      18,848,616


                        (Signatures follow on next page)

                                   SIGNATURES

     In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                Commoncache, Inc.

Dated: March 29, 2007               By:    /s/ Jeff Reidy
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


Dated: March 29, 2007               By:    /s/ Jeff Reidy
      --------------                      --------------------
                                         Jeff Reidy
                                         Chief Executive Officer,
                                         Chief Financial Officer
                                         and Director



Dated: March 29, 2007               By:   /s/ Roger E. Pawson
       --------------                     -------------------------
                                          Roger E. Pawson
                                          Director