Form 10QSB
period 2007-03-31
COMMONCACHE INC
filed 2007-05-15
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

================================================================================
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 20067

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________


================================================================================

Commission File Number: 333-70868

                                Commoncache, Inc.
  ----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Florida                                            65-1129569
-------------------------------------          ---------------------------------
  (State of incorporation)                              (IRS Employer ID Number)


                   3692 Terrapin Lane, Coral Springs, FL 33067
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 373-4522
                    ---------------------------------------
                           (Issuer's telephone number)

================================================================================


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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 10, 2007: 18,813,000


Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                                Commoncache, Inc.

                Form 10-QSB for the Quarter ended March 31, 2007

                                Table of Contents

                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                  3

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

ITEM 3.  Controls and Procedures                                              19

                         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    20

ITEM 2.  Recent Sales of Unregistered Securities and Use of Proceeds          20

ITEM 3. Defaults Upon Senior Securities                                       20

ITEM 4.  Submission of Matters to a Vote of Security Holders                  20

ITEM 5.  Other Information                                                    20

ITEM 6.  Exhibits                                                             21


SIGNATURES                                                                    21

                         PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

                                Commoncache, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 2007 and 2006
                                   (Unaudited)

                                                                  March 31,       March 31,
                                                                     2007            2006
                                                                -------------   -------------
          Assets
Current Assets
   Cash on hand and in bank                                     $           -   $           -
   Prepaid officer compensation                                             -           1,250
                                                                -------------   -------------

   Total Current Assets                                                     -           1,250
                                                                -------------   -------------

Total Assets                                                    $           -   $       1,250
                                                                =============   =============
       Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                               $      15,000   $      15,000
     Accounts payable - trade                                               -          19,024
     Accrued officers compensation                                      6,000               -
     Accrued interest payable                                           5,575           2,056
                                                                -------------   -------------
     Total Current Liabilities                                         26,575          36,080
                                                                -------------   -------------
Long-Term Liabilities
     Line of credit payable                                            68,172               -
                                                                -------------   -------------
     Total Liabilities                                                 94,747          30,420
                                                                -------------   -------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - no par value 10,000,000 shares
     authorized None issued and outstanding                                 -               -
   Common stock - $0.001 par value. 100,000,000 shares
     authorized. 18,813,000 shares issued and outstanding,
     respectively                                                      18,813          18,813
   Additional paid-in capital                                           9,437           9,437
   Accumulated deficit                                               (122,997)        (63,080)
                                                                -------------   -------------

   Total Shareholders' Equity (Deficit)                               (94,747)        (34,830)
                                                                -------------   -------------

   Total Liabilities and Shareholders' Equity                   $           -   $       1,250
                                                                =============   =============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                         of these financial statements.

                                Commoncache, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2007 and 2006
                  Period from July 31, 2001 (date of inception)
                             through March 31, 2007
                                   (Unaudited)

                                                                                  Period from
                                                                                  July 31, 2001
                                                  Three months    Three months  (date of inception)
                                                      ended          ended          through
                                                    March 31,       March 31,       March 31,
                                                      2007            2006            2007
                                                  ------------    ------------  ------------------

Revenues                                          $          -    $          -  $           -
                                                  ------------    ------------  -------------
Expenses
   Executive compensation                               12,000             750         39,000
   Professional and consulting fees                      5,000           1,904         48,130
   Other general and administrative expenses               525               -         28,542
   Legal fees - related party/shareholder                    -               -          1,750
   Interest expense                                      1,621             239          5,575
                                                  ------------    ------------  -------------
     Total expenses                                     19,146           2,913        122,997
                                                  ------------    ------------  -------------
Loss from operations
   before provision for income taxes                   (19,146)         (2,913)      (122,997)
Provision for income taxes                                   -               -              -
                                                  ------------    ------------  -------------
Net Loss                                               (19,146)         (2,913)      (122,997)

Other Comprehensive Income                                   -               -              -
                                                  ------------    ------------  -------------

Comprehensive Loss                                $    (19,146)   $     (2,913) $    (122,997)
                                                  ============    ============  =============
Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                 nil             nil  $       (0.01)
                                                  ============    ============  =============
Weighted-average number of shares
   outstanding - basic and fully diluted            18,813,000      18,813,000     19,501,003
                                                  ============    ============  =============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                         of these financial statements.

                                Commoncache, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                   Three months ended March 31, 2007 and 2006
                  Period from July 31, 2001 (date of inception)
                             through March 31, 2007
                                   (Unaudited)

                                                                                 Period from
                                                                                 July 31, 2001
                                                   Three months   Three months  (date of inception)
                                                       ended         ended          through
                                                     March 31,      March 31,       March 31,
                                                       2007           2006            2007
                                                    ------------  ------------  -------------------
Cash Flows from Operating Activities:
 Net income (loss) for the period                   $    (19,146) $     (2,913) $    (122,997)
 Adjustments to reconcile net loss to net cash
    provided by operating activities:
   Depreciation and amortization                               -             -
   Organizational costs paid with common stock                 -             -          1,950
   Consulting fees paid with issuance
    of note payable                                            -             -         15,000
   (Increase) Decrease in
     Prepaid officers compensation                             -           720              -
   Increase (Decrease) in
     Accounts payable - trade                                  -         1,904              -
     Accrued officers compensation                         4,000             -          6,000
    Accrued interest payable                               1,621           259          5,575
                                                    ------------  ------------  -------------
Net cash used in operating activities                    (13,525)            -        (94,472)
                                                    ------------  ------------  -------------
Cash Flows from Investing Activities                           -             -              -
                                                    ------------  ------------  -------------
Cash Flows from Financing Activities:
   Cash proceeds from Line of Credit Note                 13,525             -         68,172
   Proceeds from sale of common stock                          -             -         81,300
   Cash used to refund subscription agreement                  -             -        (50,000)
   Cash used to purchase treasury stock                        -             -         (5,000)
                                                    ------------  ------------  -------------
Net cash provided by (used in) financing activities       13,525             -         94,472
                                                    ------------  ------------  -------------
Increase (Decrease) in Cash                                    -             -              -

Cash at beginning of period                                    -             -              -
                                                    ------------  ------------  -------------
Cash at end of period                               $          -  $          -  $           -
                                                    ============  ============  =============
Supplemental Disclosure of Interest
   and Income Taxes Paid:
     Interest paid for the year                     $          -  $          -  $           -
                                                    ============  ============  =============
     Income taxes paid for the year                 $          -  $          -  $           -
                                                    ============  ============  =============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                         of these financial statements.

                                Commoncache, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2007 and 2006


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

On July 7, 2006, the Company announced a new business plan had been adopted. The Company currently intends to offer a service designed to automatically provide temporary backup "caching" for websites that are potentially affected by the "Effect". In this model, to be known as Commoncache, our file servers will automatically scrape and temporarily archive websites that are listed on the most popular community websites around the internet. In the event that these websites are reaching a saturation point, users will be able to continue to access the content of the webpage by seamlessly accessing the data being cached

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


Note A - Organization and Description of Business - Continued

on the Commoncache servers. Current popular websites like Slashdot.org, Digg.com, and BoingBoing.net have hundreds of thousands of daily visitors. These websites, among others, are based on the concept of community-submitted links to articles, websites, and media files found around the internet in thousands of different places. There is a particular problem that commonly affects websites that host the content that these websites list, known popularly as the "Slashdot/Digg Effect". The "Effect" is simple in definition, but the answer has proved elusive. Many of the websites that are linked to from these community sites are run by bloggers and/or small companies that have limitations on their websites as established by their respective web host providers. The "Effect" occurs as thousands of people who daily read these community websites suddenly start visiting the websites that host the linked content. Within a short matter of time, these small websites are over-run and all of their bandwidth allotment is used up, or the servers that host the website are overloaded.

The initial business model for Commoncache will combine: (a.) an advertising model; (b.) a paid monthly subscription option and, (c.) a per-incident hosting option:

     (a) Advertising - On each page that is displayed using the Commoncache service, a small overlay banner at the top and bottom of the page will contain small advertisements, combining ads from Google's Adsense and paid- placement advertisements from other 3rd party purchasers.
     (b) Monthly subscription - We will offer a subscription to have a basic customer website cached when new content is published on the site. Customers will receive a small file that they will include onto their website so that when they are reaching the limits of their bandwidth, or their website stops responding, we will continue to serve their content. Business customers will be charged for the same service.
     (c) Per-incident hosting - Basic and business customers will have an option of buying hosting in 2 week increments at the price of $10 and $20 respectively.

Commoncache will provide, as a free and public service, caching of websites linked to from popular websites, mainly Digg.com and Slashdot.org, subject to limitations set by the Company.

The Company has never fully implemented it's business plan(s) and, accordingly, is considered to be in the development stage.

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.


Note C - Going Concern Uncertainty

As the Company's new business plan, announced on July 7, 2006, has not been implemented, the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


Note C - Going Concern Uncertainty - Continued

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

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


Note D - Summary of Significant Accounting Policies - Continued

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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


Note F - Note Payable

The note payable consists of the following at March 31, 2007 and 2006, respectively:

                                                               March 31, 2007   March 31, 2006
                                                               --------------   --------------
$15,000  note  payable to an  advisory  firm for  consulting services.  Interest at 7.0%.  Principal and accrued interest payable in full on April 15, 2005. Unsecured.  Repayment may be made  at the  option  of the  noteholder  in  restricted, unregistered  common stock of the Company at a rate of $0.01 per share.  Note is  delinquent as of March 31, 2007 and the
Company  continues the accrual of interest.  The  Noteholder has made no demand  for  payment  as of March  31,  2007 and
subsequent thereto.                                            $       15,000   $      15,000
                                                               ==============   =============




                (Remainder of this page left blank intentionally)

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended March 31, 2007 and 2006 and for the period from July 31, 2001 (date of inception) through March 31, 2007 are as follows:

                                                            Period from
                                                           July 31, 2001
                          Three months   Three months   (date of inception)
                              ended          ended            through
                            March 31,      March 31,         March 31,
                              2007           2006              2007
                          -------------------------------------------------
       Federal:
         Current            $     -          $     -           $     -
         Deferred                 -                -                 -
                            -------          -------           -------
                                  -                -                 -
                            -------          -------           -------
       State:
         Current                  -                -                 -
         Deferred                 -                -                 -
                            -------          -------           -------
                                  -                -                 -
                            -------          -------           -------
         Total              $     -          $     -           $     -
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









                (Remainder of this page left blank intentionally)

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


Note G - Income Taxes (Continued)

The Company's income tax expense (benefit) for each of the years ended March 31, 2007 and 2006 and for the period from July 31, 2001 (date of inception) through March 31, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                           Period from
                                                                                          July 31, 2001
                                                           Three months  Three months   (date of inception)
                                                              ended          ended           through
                                                             March 31,      March 31,       March 31,
                                                               2007          2006             2007
                                                           ------------  ------------   -------------------
Statutory rate applied to income before income taxes        $    (6,500)  $    (1,000)    $   (42,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                               -             -               -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward         6,500         1,000          42,000
                                                            -----------   -----------     -----------

         Income tax expense                                 $         -   $         -     $         -
                                                            ===========   ===========     ===========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2007 and 2006, respectively, after taking the January 2005 change in control into consideration:

                                                  March 31, 2007 March 31, 2006
                                                  -------------- --------------
       Deferred tax assets
         Net operating loss carryforwards          $  26,900       $   6,500
         Less valuation allowance                    (26,900)         (6,500)
                                                   ---------       ---------

         Net Deferred Tax Asset                    $       -       $       -
                                                   =========       =========


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

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


Note H - Common Stock Transactions (Continued)

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

During the 1st quarter of 2007, the Company issued 5,000,000 post-split shares of restricted, unregistered common stock into escrow to collateralize the unsecured indebtedness of the Company. The shares are held in escrow subject to release only in the event the Company fails to repay its unsecured indebtedness upon demand. To date, no demand has been made for repayment and the Company is not in default under the verbal agreement related to the indebtedness.

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

     The initial business model for Commoncache will combine: (a) an advertising model; (b) a paid monthly subscription option and, (c) a per-incident hosting option:

     (a) Advertising - On each page that is displayed using the Commoncache service, a small overlay banner at the top and bottom of the page will contain small advertisements, combining ads from Google's Adsense and paid- placement advertisements from other 3rd party purchasers.
     (b) Monthly subscription - We will offer a subscription to have a basic customer website cached when new content is published on the site. Customers will receive a small file that they will include onto their website so that when they are reaching the limits of their bandwidth, or their website stops responding, we will continue to serve their content. Business customers will be charged for the same service.
     (c) Per-incident hosting - Basic and business customers will have an option of buying hosting in 2 week increments at the price of $10 and $20 respectively.

     Commoncache will provide as a free and public service caching of websites linked to from popular websites, mainly Digg.com and Slashdot.org, subject to limitations set by the Company.

     The Company has never fully implemented it's business plan(s) and, accordingly, is considered to be in the development stage.

(3)  Results of Operations

     The Company had no revenue for either of the three month periods ended March 31, 2007 and 2006, respectively.

     General and administrative expenses for the three months ended March 31, 2007 and 2006, respectively, were approximately $17,525 and $2.650. These expenses consist principally of executive compensation and professional fees and related costs related to the Company's compliance with its reporting requirements under the Securities Exchange Act of 1934, as amended. The Company has recognized interest expense of approximately $1,600 and $260 for each of the three months ended March 31, 2007 and 2006, respectively, on both the $15,000 note payable and the $100,000 line of credit note payable. Earnings per share for the respective three month periods ended March 31, 2007 and 2006 was$0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

     At this time, depending on the level of available capital, future expenditure levels may increase significantly in conjunction with the development and implementation of the Company's new business plan. Further, the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934.

     At March 31, 2007 and 2006, respectively, the Company had working capital of approximately $(94,746) and $(34,800), respectively.

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

     Mr. Reidy and Mr. Lawrence have established their compensation rate to $3,000 each for the period from August 13, 2006 through October 15, 2006. For all successive periods, Mr. Reidy and Mr. Lawrence set their executive compensation to $2,000 per 30-day pay period. Future adjustments will be determined by Mr. Reidy and Mr. Lawrence in their capacity as executive officers and Mr. Reidy as a Company director.

(4)  Liquidity and Capital Resources

     It is the belief of management and significant stockholders that the remaining unfunded balance of approximately $31,800 on the existing $100,000 line of credit note payable to National Business Investors - Joint Venture, 2300 Palm Beach Lakes Blvd, Suite 218, West Palm Beach, Florida 33409 will provide sufficient working capital to support and preserve the integrity of the corporate entity. However, there are no other legal obligations in place for either management or significant stockholders to provide additional future funding. Should the line of credit cease funding, the Company has not identified any alternative sources of capital to support the Company's business plan and/or operations. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U. S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b)  Changes in Internal Controls

     During the quarter ended March 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

     During the 1st quarter of 2007, the Company issued 5,000,000 post-split shares of restricted, unregistered common stock into escrow to collateralize the unsecured indebtedness of the Company. The shares are held in escrow subject to release only in the event the Company fails to repay its unsecured indebtedness upon demand. To date, no demand has been made for repayment and the Company is not in default under the verbal agreement related to the indebtedness.

ITEM  6.   Exhibits

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMMONCACHE, INC.


Date: May 11, 2007        By:  /s/ Jeff Reidy
      ------------             ------------------------------
                               Jeff Reidy
                               Chief Executive Officer,
                               Chief Financial Officer and Director