Form 10QSB
period 2007-06-30
COMMONCACHE INC
filed 2007-08-02
CIK 1160217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

================================================================================
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 24, 2007: 18,813,000


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

                         PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements


                                Commoncache, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                            June 30, 2007 and 2006
                                   (Unaudited)

                                                                   June 30,        June 30,
                                                                     2007            2006
                                                                -------------   -------------
          Assets
Current Assets
   Cash on hand and in bank                                     $           -   $           -
   Prepaid officer compensation                                             -             500
                                                                -------------   -------------

   Total Current Assets                                                     -             500
                                                                -------------   -------------

Total Assets                                                    $           -   $         500
                                                                =============   =============
       Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                               $      15,000   $      15,000
     Line of credit note payable                                       81,922               -


     Accounts payable - trade                                               -          19,998
     Accrued officers compensation                                     14,000               -
     Accrued interest payable                                           7,513           2,319
                                                                -------------   -------------
     Total Current Liabilities                                        118,435          37,317
                                                                -------------   -------------
Long-Term Liabilities                                                       -               -
                                                                -------------   -------------
     Total Liabilities                                                118,435          37,317
                                                                -------------   -------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - no par value 10,000,000 shares
     authorized None issued and outstanding                                 -               -
   Common stock - $0.001 par value. 100,000,000 shares
     authorized. 18,813,000 shares issued and outstanding,
     respectively                                                      18,813          18,813
   Additional paid-in capital                                           9,437           9,437
   Accumulated deficit                                               (146,685)        (65,067)
                                                                -------------   -------------

   Total Shareholders' Equity (Deficit)                              (118,435)        (36,817)
                                                                -------------   -------------

   Total Liabilities and Shareholders' Equity                   $           -   $         500
                                                                =============   =============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                         of these financial statements.

                                Commoncache, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                     Six months ended June 30, 2007 and 2006
                  Period from July 31, 2001 (date of inception)
                             through  June 30, 2007
                                   (Unaudited)

                                                                                                  Period from
                                                                                                 July 31, 2001
                                Six months       Six months     Three months    Three months   (date of inception)
                                  ended            ended           ended           ended            through
                                 June 30,         June 30,        June 30,        June 30,          June 30,
                                  2007             2006             2007            2006             2007
                                ----------      ----------      ------------    ------------    -----------------

Revenues                        $        -      $        -      $          -    $          -    $               -
                                ----------      ----------      ------------    ------------    -----------------
Expenses
  Executive compensation            24,000           1,500            12,000             750               51,000
  Professional and
        consulting fees             13,306           2,879             8,306             975               56,436
  Other general and
     Administrative expenses         1,969               -             1,444             214               29,986
  Legal fess - related party
     Shareholder                         -               -                 -               -                1,750
  Interest expense                   3,559             521             1,937             262                7,513
                                ----------      ----------      ------------    ------------    -----------------

   Total expenses                   42,834           4,900            23,687           2,201             (146,685)
                                ----------      ----------      ------------    ------------    -----------------
Loss from operations
   before provision for
   income taxes                    (42,834)         (4,900)          (23,687)         (2,201)            (146,685)

Provision for income taxes               -               -                 -               -                    -
                                ----------      ----------      ------------    ------------    -----------------

Net Loss                           (42,834)         (4,900)          (23,687)         (2,201)            (146,685)

Other Comprehensive Income               -               -                 -               -                    -
                                ----------      ----------      ------------    ------------    -----------------

Comprehensive Loss              $  (42,834)     $   (4,900)     $    (23,687)   $     (2,201)   $        (146,685)
                                ==========      ==========      ============    ============    =================
Earnings per share of
   common stock outstanding
   computed on net loss -
   basic and fully diluted             nil             nil               nil             nil                  nil
                                ==========      ==========      ============    ============    =================
Weighted-average number
   of shares outstanding -
   basic and fully diluted      18,813,000      18,813,000        18,813,000      18,813,000           19,472,018
                                ==========      ==========      ============    ============    =================

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                         of these financial statements.

                                Commoncache, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Six months ended June 30, 2007 and 2006
                  Period from July 31, 2001 (date of inception)
                             through  June 30, 2007
                                   (Unaudited)

                                                                                                   Period from
                                                                                                  July 31, 2001
                                                                Six months       Six months    (date of inception)
                                                                   ended            ended            through
                                                                 June 30,         June 30,          June 30,
                                                                   2007             2006              2007
                                                             ----------------  ----------------  ----------------
Cash Flows from Operating Activities
   Net income (loss) for the period                          $        (42,834) $         (4,900) $       (146,685)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                        -                 -                 -
       Organizational costs paid with common stock                          -                 -             1,950
       (Increase) Decrease in
       Prepaid officer compensation                                         -             1,500                 -
       Increase (Decrease) in
         Accounts payable - trade                                           -             2,879                 -
         Accrued officers compensation                                 12,000                 -            14,000
         Accrued interest payable                                       3,559               521             7,515
                                                             ----------------  ----------------  ----------------
Net cash used in operating activities                                 (27,275)                -          (108,222)
                                                             ----------------  ----------------  ----------------


Cash Flows from Investing Activities                                        -                 -                 -
                                                             ----------------  ----------------  ----------------


Cash Flows from Financing Activities
   Cash proceeds from Line of Credit Note                              27,275                 -            81,922
   Proceeds from sale of common stock                                       -                 -            81,300
   Cash used to refund subscription agreement                               -                 -           (50,000)
   Cash used to purchase treasury stock                                     -                 -            (5,000)
                                                             ----------------  ----------------  ----------------
Net cash provided by (used in) financing activities                   (27,275)                -           108,222
                                                             ----------------  ----------------  ----------------

Increase (Decrease) in Cash                                                 -                 -                 -

Cash at beginning of period                                                 -                 -                 -
                                                             ----------------  ----------------  ----------------

Cash at end of period                                        $              -  $              -  $              -
                                                             ================  ================  ================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              -  $              -  $              -
                                                             ================  ================  ================
     Income taxes paid for the year                          $              -  $              -  $              -
                                                             ================  ================  ================




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                         of these financial statements.

                                Commoncache, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                              June 30, 2007 and 2006


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

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                              June 30, 2007 and 2006


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

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                              June 30, 2007 and 2006


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

                                Commoncache, Inc.

                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                              June 30, 2007 and 2006


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

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                              June 30, 2007 and 2006


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

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                              June 30, 2007 and 2006


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


Note F - Note Payable

The note payable consists of the following at March 31, 2007 and 2006, respectively:

                                                               June  30, 2007   June  30, 2006
                                                               --------------   --------------
$15,000  note  payable to an  advisory  firm for  consulting services.  Interest at 7.0%.  Principal and accrued interest payable in full on April 15, 2005. Unsecured.  Repayment may be made  at the  option  of the  noteholder  in  restricted, unregistered  common stock of the Company at a rate of $0.01 per share.  Note is  delinquent as of March 31, 2007 and the
Company  continues the accrual of interest.  The  Noteholder has made no demand  for  payment  as of March  31,  2007 and
subsequent thereto.                                            $       15,000   $      15,000
                                                               ==============   =============




                (Remainder of this page left blank intentionally)

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                              June 30, 2007 and 2006


Note G - Line of Credit Note

On August 14, 2006, the Company executed a $100,000 unsecured Line of Credit note payable with National Business Investors ( Joint Venture, 2300 Palm Beach Lakes Blvd, Suite 218, West Palm Beach, Florida 33409, which bears interest at the rate of 10% per annum, payable quarterly. Any and all principal balance advanced is due or payable on December 31, 2007 with the right of the Lender to convert the principal amount of the indebtedness in whole or in part at any time prior to payment into the restricted common stock of the Company at a conversion rate of 60% of the average closing bid and ask price on the date of conversion, if publicly quoted, $0.05 per share, or a price extended to any third party, whichever is less.



Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended March 31, 2007 and 2006 and for the period from July 31, 2001 (date of inception) through March 31, 2007 are as follows:

                                                            Period from
                                                           July 31, 2001
                            Six months     Six months   (date of inception)
                              ended          ended            through
                             June 30,       June 30,          June 30,
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
                            =======          =======           =======










                (Remainder of this page left blank intentionally)

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                              June 30, 2007 and 2006


Note H - Income Taxes (Continued)

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


The Company's income tax expense (benefit) for each of the years ended March 31, 2007 and 2006 and for the period from July 31, 2001 (date of inception) through March 31, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                           Period from
                                                                                          July 31, 2001
                                                             Six months    Six months   (date of inception)
                                                              ended          ended           through
                                                             June 30,       June 30,        June 30,
                                                               2007          2006             2007
                                                           ------------  ------------   -------------------
Statutory rate applied to income before income taxes        $   (14,560)  $    (1,670)    $   (49,900)
Increase (decrease) in income taxes resulting from:
     State income taxes                                               -             -               -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward        14,560         1,670          49,900
                                                            -----------   -----------     -----------

         Income tax expense                                 $         -   $         -     $         -
                                                            ===========   ===========     ===========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2007 and 2006, respectively, after taking the January 2005 change in control into consideration:

                                                   June 30, 2007  June 30, 2006
                                                  -------------- --------------
       Deferred tax assets
         Net operating loss carryforwards          $  43,000       $   7,160
         Less valuation allowance                    (43,000)         (7,160)
                                                   ---------       ---------

         Net Deferred Tax Asset                    $       -       $       -
                                                   =========       =========


Note I - Common Stock Transactions

During 2003, the Company's Board of Directors approved and enacted a 10 for 1 forward stock split. The accompanying financial statements reflect the effects of this action as of the first day of the first period presented.

                                Commoncache, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                              June 30, 2007 and 2006


Note I - Common Stock Transactions (Continued)

On July 31, 2001, the Company issued 1,750,000 pre-split shares (17,500,000 post-split shares) of common stock to its founder and President for services rendered in connection with the organization of the Company and 200,000 pre-

split shares (2,000,000 post-split shares) of common stock to its legal counsel for services rendered in connection with the organization of the Company. These transactions were valued at an aggregate of $1,950, which approximated the value of the services provided.


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

     General and administrative expenses for the six months ended June 30, 2007 and 2006, respectively, were approximately $42,800 and $4,900. These expenses consist principally of executive compensation and professional fees and related costs related to the Company's compliance with its reporting requirements under the Securities Exchange Act of 1934, as amended. The Company has recognized interest expense of approximately $3,560 and $520 for each of the six months ended June 30, 2007 and 2006, respectively, on both the $15,000 note payable and the $100,000 line of credit note payable. Earnings per share for the respective six month periods ended June 30, 2007 and 2006 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

     At this time, depending on the level of available capital, future expenditure levels may increase significantly in conjunction with the development and implementation of the Company's new business plan. Further, the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934.

     At June 30, 2007 and 2006, respectively, the Company had working capital of approximately $(118,000) and $(37,000), respectively.

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

(4)  Liquidity and Capital Resources

     It is the belief of management and significant stockholders that the remaining unfunded balance of approximately $18,000 on the existing $100,000 line of credit note payable to National Business Investors - Joint Venture, 2300 Palm Beach Lakes Blvd, Suite 218, West Palm Beach, Florida 33409 will provide sufficient working capital to support and preserve the integrity of the corporate entity. However, there are no other legal obligations in place for either management or significant stockholders to provide additional future funding. Should the line of credit cease funding, the Company has not identified any alternative sources of capital to support the Company's business plan and/or operations. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

     During the 1st quarter of 2007, the Company issued 5,000,000 post-split Shares of restricted, unregistered common stock into escrow to collateralize
the unsecured  indebtedness of the  Company.   The  shares  are  held in escrow
subject to release only in the event  the Company fails to  repay its unsecured
indebtedness upon demand.   To date, no  demand has been made for repayment and
the Company is not in default under the verbal agreement related to the indebtedness



ITEM  3.   Defaults on Senior Securities

     None


ITEM  4.   Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.


ITEM  5.   Other Information

     None

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

                                COMMONCACHE, INC.


Date: July 24, 2007        By:  /s/ Jeff Reidy
      -------------            ------------------------------
                               Jeff Reidy
                               Chief Executive Officer,
                               Chief Financial Officer and Director