Form 10QSB
period 2007-09-30
COMMONCACHE INC
filed 2007-11-19
CIK 1160217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: September 30, 2007
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from: _____________ to _____________

Commission file number 333-70868

COMMONCACHE, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-1129569
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1021 Ives Dairy Road, Suite 216
Miami, FL  33179
(Address of Principal Executive Office) (Zip Code)

(305) 249-3121
(Issuer’s telephone number, including area code)

———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

The number of shares of common stock outstanding as of October 31, 2007 was 41,182,700.

COMMONCACHE, INC.

Form 10-QSB for the Quarter Ended September 30, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COMMONCACHE, INC.
CONSOLIDATED BALANCE SHEET

September 30,
2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$-
Accounts receivable	69,983
TOTAL CURRENT ASSETS	69,983

PROPERTY, EQUIPMENT and IMPROVEMENTS, NET	9,953

OTHER ASSETS
License, net	237,500
237,500

TOTAL ASSETS	$317,436

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$5,461
Accounts payable	5,153
Accrued expenses	61,000
TOTAL CURRENT LIABILITIES	71,614
TOTAL LIABILITIES	71,614

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock , no par value,
authorized 10,000,000, issued and outstanding
no shares.	-
Common stock , par value $0.001,
authorized 100,000,000, issued and outstanding
41,182,700 shares.	41,183
Additional paid-in capital	288,817
Accumulated deficit	(84,178)
TOTAL SHAREHOLDERS' EQUITY	245,822

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$317,436

COMMONCACHE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		From February 21,
	Three Months Ended	(Inception) Through
	September 30,	September 30,
	2007	2007
	(Unaudited)	(Unaudited)

NET REVENUE	$69,983	$75,516

COST OF SALES	45,000	45,000

GROSS PROFIT	24,983	30,516

COSTS AND EXPENSES
Sales and Marketing Costs	50,000	55,295
Administration Costs	24,441	59,397

TOTAL COSTS AND EXPENSES	74,441	114,692

OPERATING LOSS	(49,458)	(84,176)

INTEREST EXPENSE	-	(2)

NET LOSS	$(49,458)	$(84,178)

Weighted Average Shares Outstanding	37,090,928	37,030,642

Basic and Fully Diluted Net Loss per Share	$(0.001)	$(0.002)

The accompanying notes are an integral part of the financial statements.

COMMONCACHE, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
From February 21,
(Inception) Through
September 30, 2007
(Unaudited)
Cash Flows From Operating Activities:
NET LOSS	$(84,178)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,447
Amortization of intangible assets	12,500
Changes in operating assets and liabilities:
Accounts receivable	(69,983)
Accounts payable	5,152
Accrued expenses	61,000
Net cash used in operating activities	(74,061)
Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	(11,400)
License	(250,000)
Net cash used in investing activities	(261,400)
Cash Flow From Financing Activities:
Capital investment	330,000
Net cash provided by investing activities	330,000

NET DECREASE IN CASH AND EQUIVALENTS	(5,461)
Cash and cash equivalents at beginning of the period	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(5,461)

SUPPLEMENTARY INFORMATION
Interest paid	$-
Income taxes paid	$-
NONCASH AND FINANCING ACTIVITIES
Acquisition of Subsidiary	$330,000
Retired shares	$16,500
Stock issued to retire debt	$118,135
Recapitalization resulting from acquisition	$42,834

The accompanying notes are an integral part of the financial statements.

COMMONCACHE, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and the Period From February 21, 2007 (“date of inception”) through September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—Commoncache, Inc was incorporated in the state of Florida on February 21, 2007. The Company, located in Miami, Florida, was established as a marketing entity for the promotion, sale and distribution of telecommunication equipment. During the period from February 21, 2007 (Inception) through September 30, 2007, the Company completed a share exchange with a public shell company (Reverse Acquisition) that was treated as a capital transaction, which requires equity to be restated to reflect the merger and share exchange as of the earliest period presented.
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial  statement  presentation and should be read in conjunction with the audited  financial  statements and related footnotes  thereto included in the  Company's  Current  Report on Form  8-K/A,  filed  with the  Commission on October 10, 2007. The financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary to provide a fair presentation of financial position as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2007.

Reverse Acquisition - Pursuant to the Agreement, the FreeCom Interestholders acquired an 89% interest in the Commoncache in a stock swap and became the majority owners of the resultant combined enterprise. Consequently the transaction is accounted for as a reverse acquisition.  The result of this transaction is that the legal and accounting treatment of the transaction will diverge.  Commoncache is the legal parent, but is treated as the acquired entity for financial reporting purposes.  FreeCom is the legal subsidiary, but is treated as the acquirer for financial reporting purposes.  Therefore, financial information and operating results reported in this filing include the operating results of FreeCom for the periods reported and the operating results of Commoncache that occur after September 28, 2007 (the acquisition date).  Equity has been restated to reflect the acquisition and share exchange.

References to “we”, “us”, “Company”, and similar words refer to Commoncache, Inc. (to be renamed Global Roaming Distribution, Inc.) and its wholly-owned subsidiary FreeCom (to be renamed Global Roaming Distribution Corporation).

COMMONCACHE, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and the Period From February 21, 2007 (“date of inception”) through September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Company Background– On September 28, 2007, Commoncache, Inc. (“Commoncache”) entered into and closed a share exchange agreement (the “Agreement”) with FreeCom, LLC, a Florida limited liability company (“FreeCom”), and each of FreeCom’s holders of membership interests (“FreeCom Interestholders”). Pursuant to the Agreement, Commoncache acquired all of the issued and outstanding ownership interests of FreeCom in exchange for an aggregate of 37,000,000 shares of Commoncache common stock. Concurrently with the closing of the Agreement, the existing shareholders of Commoncache returned 21,500,000 shares of common stock to treasury for cancellation. In addition, the existing shareholders who did not return their shares received anti-dilution protection for a period of three years. Upon completion of the foregoing transactions, Commoncache had an aggregate of 41,182,700 shares of common stock issued and outstanding, and the FreeCom Interestholders acquired 89% of the issued and outstanding capital stock of Commoncache.

Pursuant to the Agreement, Commoncache agreed to change its name to “Global Roaming Distribution, Inc.” (“Global Distribution”) and FreeCom (to be renamed Global Roaming Distribution Corporation) became a wholly owned subsidiary of Commoncache.  Further pursuant to the Agreement, FreeCom and the FreeCom Interestholders agreed to use best efforts to, among other things, (i) increase the authorized capital of Commoncache to 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, and (ii) complete a 4-to-1 forward split of the Commoncache’s outstanding common stock. These transactions were approved by a majority of the shareholders on October 23, 2007.  The shareholders have been notified of these transactions, which are currently contemplated to be completed on November 27, 2007.

History of Commoncache - Commoncache was initially incorporated as Burgers By Farfour, Inc. in accordance with the Laws of the State of Florida.  The Commoncache's initial business  plan  involved  marketing  the  concept  of  a  national  "fast  food" restaurant  chain to children and young  adults,  with a menu of fresh  burgers, fries and sandwiches.

On May 17, 2003, concurrent with a change of control, Commoncache modified its business plan to provide for the establishment of small local restaurants which would sell basic Latin food with a Cuban/Mojo menu under the name of Les Fritas. With this modification, the Company changed its name to Fabulous Fritas Corporation.

Commoncache acquired initial funding following a Registration Statement on Form SB-2 (File No. 333-70868) which was declared effective by the U. S. Securities and Exchange Commission on January 4, 2002.  However, after considerable effort during 2004, the Commoncache's Board of Directors reached the determination that insufficient capital was available to the Commoncache to complete its initial business plan and open the previously announced restaurant.  Accordingly, its business plan was abandoned.

COMMONCACHE, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and the Period From February 21, 2007 (“date of inception”) through September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

On March 20, 2004, Commoncache entered into an Agreement for the Exchange of Common Stock (“Union Dental Agreement”) with Union Dental Corp., a Florida corporation, and two (2) of its affiliated companies, whereby the shareholder(s) of Union Dental Corp. would acquire control Commoncache through a reverse merger and acquisition transaction.  The Union Dental Agreement was subject to due diligence, the provision of audited financial statements and other related criteria, which was ongoing through Calendar 2004.  Due to the failure to perform by both parties, Commoncache and Union Dental Corp. mutually agreed to terminate this proposed reverse merger and acquisition transaction on October 12, 2004 with no further performance or obligation on the part of either party.

On July 7, 2006, Commoncache announced a new business plan that intended to offer a service designed to automatically provide temporary backup "caching" for websites.  Commoncache never fully implemented its business plan.

History of FreeCom– On February 21, 2007 (“date of inception”), FreeCom, was organized under the laws of the State of Florida as a limited liability corporation.  FreeCom was established as a marketing entity for the promotion, sale and distribution of telecommunication equipment.

On April 2, 2007, FreeCom entered into a distributor agreement (the “Distributor Agreement”) with Global Roaming Inc. (dba CelTrek) (“CelTrek”), pursuant to which CelTrek granted to FreeCom exclusive internet distribution rights, to CelTrek’s Global SIM technology, for a payment of $250,000 and is the exclusive operator and owner of the CelTrek website. FreeCom will receive a 20% commission on sales of the CelTrek technology through the internet. The term of the Distributor Agreement is five years.

FreeCom commenced commercial operations on April 2, 2007, under the Distributor Agreement distributing CelTrek’s Global SIM technology.  CelTrek’s Global SIM technology is based upon the use of a SIM card or Subscriber Identity Module (SIM), which is a removable smart card for mobile phones. SIM cards securely store the service-subscriber key (IMSI) used to identify a GSM subscriber. The SIM card allows users to change phones by simply removing the SIM card from one mobile phone and inserting it into another mobile phone. SIM cards are used with carriers that operate on the Global System for Mobile Communication (GSM) network.

The Global SIM technology contains an application designed to initiate services by sending designated Service Action Requests according to the requested service.  The Service Action Request is transferred to the Global Roaming Platform without the use of SMS or USSD, and without creating a charging record (CDR) by the visited network. The Global SIM application is compressed into less than 5 KB.  The Global SIM technology offers consumers low cost voice communications on a world wide scale.

COMMONCACHE, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and the Period From February 21, 2007 (“date of inception”) through September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

CelTrek currently performs all product fulfillment and consumer merchant service functions and accordingly accepts all product performance related liabilities.  FreeCom intends to expand into offering full product distribution and consumer merchant service functions, once it completes its commercialization process.

On June 26, 2007, FreeCom and CelTrek entered into an amendment to the Distributor Agreement (the “Amendment”). Pursuant to the Amendment, should CelTrek be bought out during the five-year term of the Distributor Agreement, FreeCom would receive the fair market value for the subscribers that FreeCom was responsible for bringing to CelTrek.

Pursuant to the Agreement, CelTrek acquired a 30% of the issued and outstanding common shares of Commoncache and will be initially represented by three seats on the Board of Directors.

Going Concern - As shown in the accompanying financial statements, during the period ended September 30, 2007, the Company continued its efforts to procure the strategic alliances and agreements necessary to commercialize its internet based marketing and distribution of the Global SIM technology and consequently recorded revenue of $75,516.  The Company has completed its license of the Global SIM technology at a cost of $250,000, which was funded by the shareholders.  The cost of acquiring additional technology, establishing strategic relationships and developing the appropriate advertising and marketing programs and may require the infusion of additional capital from outside investors.  These factors raise substantial uncertainties about the Company’s ability to establish commercially profitable operations and to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital, seek debt financing and to form strategic relationships and alliances in order to continue the commercialization of its internet based marketing and distribution operations.  Until its online website operations becomes commercially viable, and generate sufficient revenues, the Company must continue to rely upon debt and/or equity infusions in order to provide adequate liquidity to sustain its operations.  There can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition - The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured.

COMMONCACHE, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and the Period From February 21, 2007 (“date of inception”) through September 30, 2007

The Company’s accounting policy for revenue recognition will have a substantial impact on its reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management.  The Company will recognize commission revenue when substantially all the obligations to provide global cellular access services have been delivered.  All these fees are non-refundable and earned upon delivery of the related service.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Fixed Assets– Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method. Maintenance and repair costs are expensed as incurred.

Intangible Assets - The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 142 “Goodwill and Other Intangible Assets”. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. This impairment evaluation entails writing down such assets to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss would be the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset.

Income Tax Liability/Benefit - Income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws. Deferred tax assets are recognized when it is more likely than not that the assets will be realized. Because of the Company’s uncertainty regarding future profitability, a valuation allowance is provided for any deferred tax asset.

COMMONCACHE, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and the Period From February 21, 2007 (“date of inception”) through September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

We had net operating loss carry forwards for federal income tax purposes and, under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), we have a valuation allowance equal to the total amount of the tax benefit.

Fair Value of Financial Instruments - Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, as reflected in the financial statements, approximate fair value because of the short-term maturity of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates arte subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of – The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Impairment losses will be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. At September 30, 2007, the Company believes that there has been no impairment of its long-lived assets.

Advertising and Marketing – The Company follows the policy of charging the costs of advertising to operating expense as advertising takes place. During the period ending September 30, 2007, advertising expenses were approximately $55,295.

Organization costs - The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

Product Development Costs - Product and development costs consist of the costs to develop, promote and operate its web based marketing platform and are expensed as incurred.

COMMONCACHE, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and the Period From February 21, 2007 (“date of inception”) through September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Research and Development Costs - Research and development costs are expensed as incurred.

Earnings per Share - The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share”.  This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the loss per share computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

Accordingly, this presentation has been adopted for the period presented.  There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Comprehensive Income (Loss) - The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the year covered in the financial statements.

Segment Reporting - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments.

Recent Accounting Pronouncements–

Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

COMMONCACHE, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and the Period From February 21, 2007 (“date of inception”) through September 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06−3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008.  These taxes are currently not material to the Company’s financial statements.

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year
Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures.  Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007.The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations and financial condition.

COMMONCACHE, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and the Period From February 21, 2007 (“date of inception”) through September 30, 2007

NOTE  B – PROPERTY, EQUIPMENT and IMPROVEMENTS

Property, Equipment and Improvements at September 30, 2007 consisted of:

Description	Life	Amount

Property, equipment and improvements	5 years	$11,400

Less accumulated depreciation		(1,447)

		$9,953

Depreciation expense for the period from February 21, (Inception) through September 30, 2007 was $1,447.

NOTE C - OTHER ASSETS

Other assets at September 30, 2007 consisted of:

Description	Life	Amount

License	10 years	$250,000

Less accumulated amortization		(12,500)

		$237,500

License costs consist of the amount paid to Global Roaming, Inc. (“CelTrek”) for certain distribution rights covering the sale of CelTrek GSM SIM Card (“SIM Card” or “Product”) and prepaid GSM access services (“GSM Service”) which requires the SIM Card.    The Company acquired exclusive distribution rights for the distribution of both SIM Cards and GSM Services through the authorized web site.  The Company also acquired non-exclusive distribution rights to distribute the SIM Card on a world wide basis.  The Company completed this agreement on April 2, 2007.  The term of the license is for 5 years.

COMMONCACHE, INC.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and the Period From February 21, 2007 (“date of inception”) through September 30, 2007

NOTE D – COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company leased an office in Miami, Florida under an operating lease at a cost of approximately $975 per month.  The lease expires in January 2008 however; effective September 28, 2007 the Company relocated its corporate headquarters to 1021 Ives Dairy Road, Suite 216 Miami, FL  33179.  The Company will share office facilities with CelTrek, a related party at no cost to the Company.

NOTE  E – COMMON STOCK

Pursuant to the Agreement, on September 28, 2007, the following shares of common were transacted:
•	Cancelation of Commoncache shares:
o	certificates representing an aggregate of 21,500,000 shares of common stock from its shareholders, together with duly executed stock powers, for cancellation;
•	Issuance of Commoncache shares to:
o	FreeCom 8,965,800 shares of common stock,
o	Bernard Touret 8,965,800 shares of common stock,
o	Global Roaming, Inc. 12,368,400 shares of common stock and,
o	The Vantage Group, Ltd. 6,700,000 shares of common stock.

Upon completion of the share exchange agreement, Commoncache had an aggregate of 41,182,700 shares of common stock issued and outstanding. FreeCom Interestholders acquired an 89% interest the issued and outstanding capital stock of Commoncache in a reverse acquisition transaction effective September 28, 2007.  Pursuant to the terms of the agreement, Commoncache, Inc. has agreed to change its name to Global Roaming Distribution, Inc. Such action is currently contemplated to be completed on November 27, 2007.

NOTE  F – SUBSEQUENT EVENTS

On October 23, 2007, pursuant to the terms of the Agreement, the shareholders owning a majority of the Company’s common stock agreed to (i) change the name of Commoncache to “Global Roaming Distribution, Inc.” , (ii) convert FreeCom from a limited liability company to a corporation and change FreeCom’s name to “Global Roaming Distribution Corporation”, (iii) complete a 4-to-1 forward split of the Company’s common stock, and (iv) increase the authorized capital to 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. Such actions are currently contemplated to be completed on November 27, 2007.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to “we”, “us”, “Company”, and similar words refer to Commoncache, Inc. (to be renamed Global Roaming Distribution, Inc.) and its wholly-owned subsidiary FreeCom (to be renamed Global Roaming Distribution Corporation).

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties.  These statements are found in the sections entitled "Management's Discussion and Analysis or Plan Operations" and "Risk Factors."  They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally.  In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Overview

We were formed to serve as a marketing entity for the promotion, sale and distribution of telecommunications equipment.  Currently we are more specifically committed to marketing products outlined below, but will seek to promote, develop and sell other related products.

We commenced commercial operations on April 2, 2007, as the exclusive internet based distributor of Global Roaming Inc.’s (dba CelTrek) (“CelTrek”) Global SIM technology, which technology contains an application designed to initiate services by sending designated Service Action Requests according to the requested service. The Service Action Request is transferred to the Global Roaming Platform without the use of short message service (SMS)(text messaging) or unstructured supplementary service data (USSD)(another means by which text is sent between a mobile phone and an application program in the network), and without creating a charging record (CDR) by the visited network. The Global Roaming Inc. SIM application is compressed into less than 5 KB.   We are the exclusive operator of the CelTrek website. The Global SIM technology offers consumers low cost voice communications on a world wide scale.

On April 2, 2007, we entered into a distributor agreement (the “Distributor Agreement”) with CelTrek, pursuant to which CelTrek granted to us exclusive internet distribution rights, to CelTrek’s Global SIM technology, for a payment of $250,000. In addition, we will receive a 20% commission on sales of the CelTrek technology through the internet. The term of the Distributor Agreement is five years.

On June 26, 2007, an amendment to the Distributor Agreement (the “Amendment”) was entered into. Pursuant to the Amendment, should CelTrek be bought out during the five-year term of the Distributor Agreement, we would receive the fair market value for the subscribers that we were responsible for bringing to CelTrek.

Global Roamings SIM technology is based upon the use of a SIM card or Subscriber Identity Module (SIM), which is a removable smart card for mobile phones. SIM cards securely store the service-subscriber key (IMSI) used to identify a GSM subscriber. The SIM card allows users to change phones by simply removing the SIM card from one mobile phone and inserting it into another mobile phone. SIM cards are used with carriers that operate on the Global System for Mobile Communication (GSM) network.

Company History

We were incorporated on July 31, 2001. On September 28, 2007, we entered into and closed a share exchange agreement (the “Agreement”) with FreeCom, LLC, a Florida limited liability company (“FreeCom”), and each of FreeCom’s holders of membership interests (“FreeCom Interestholders”). Pursuant to the Agreement, we acquired all of the issued and outstanding ownership interests of FreeCom in exchange for an aggregate of 37,000,000 shares of our common stock. Concurrently with the closing of the Agreement, existing shareholders of the Company returned 21,500,000 shares of common stock to treasury for cancellation. In addition, the existing shareholders who did not return their shares received anti-dilution protection for a period of three years. Upon completion of the foregoing transactions, we had an aggregate of 41,182,700 shares of common stock issued and outstanding, and the FreeCom Interestholders acquired 89% of the issued and outstanding capital stock of the Company.

Pursuant to the Agreement, we agreed to change our name to “Global Roaming Distribution, Inc.” (“Global Distribution”) and FreeCom (to be renamed Global Roaming Distribution Corporation) became a wholly owned subsidiary of the Company.  Further pursuant to the Agreement, FreeCom and the FreeCom Interestholders agreed to use best efforts to, among other things, (i) increase the authorized capital of the Company to 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, and (ii) complete a 4-to-1 forward split of the the Company’s outstanding common stock. These transactions were approved by a majority of the shareholders on October 23, 2007.  The shareholders have been notified of these transactions, which are currently contemplated to be completed on November 27, 2007.

Recent Accounting Pronouncements

Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06−3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008.  These taxes are currently not material to the Company’s financial statements.
Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year
Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures.  Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007.The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations and financial condition.

Critical Accounting Policies

Revenue Recognition - The Company recognizes revenue in accordance with the provisions of SSAB No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”, which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured.

The Company’s accounting policy for revenue recognition will have a substantial impact on its reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management.  The Company will recognize commission revenue when substantially all the obligations to provide global cellular access services have been delivered.  All these fees are non-refundable and earned upon delivery of the related service.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Fixed Assets– Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method. Maintenance and repair costs are expensed as incurred.

Intangible Assets - The Company accounts for intangible assets in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. This impairment evaluation entails writing down such assets to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss would be the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset.

Income Tax Liability/Benefit - Income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws. Deferred tax assets are recognized when it is more likely than not that the assets will be realized. Because of the Company’s uncertainty regarding future profitability, a valuation allowance is provided for any deferred tax asset.

We had net operating loss carry forwards for federal income tax purposes and, under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), we have a valuation allowance equal to the total amount of the tax benefit.

Fair Value of Financial Instruments - Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, as reflected in the financial statements, approximate fair value because of the short-term maturity of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates arte subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of – The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Impairment losses will be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. At September 30, 2007, the Company believes that there has been no impairment of its long-lived assets.

Advertising and Marketing – The Company follows the policy of charging the costs of advertising to operating expense as advertising takes place. During the period ending September 30, 2007, advertising expenses were approximately $55,295.

Organization costs - The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

Product Development Costs - Product and development costs consist of the costs to develop, promote and operate its web based marketing platform and are expensed as incurred.

Research and Development Costs - Research and development costs are expensed as incurred.

Earnings per Share - The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share”.  This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the loss per share computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Accordingly, this presentation has been adopted for the period presented.  There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Comprehensive Income (Loss) - The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the year covered in the financial statements.

Segment Reporting - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments.

Results of Operations

The previously discussed, the reverse acquisition transaction effectively completed on September 28, 2007, resulted in the Company reporting the financial activity and results of operations of FreeCom.  FreeCom was formed on February 21, 2007 and therefore no comparisons are made to prior periods.

Three Months Ended September 30, 2007 (Q3 2007) and Period From February 21, 2007 (Inception) to September 30, 2007 (YTD 2007)

Revenues were $69,983 (Q3 2007) and $75,516 (YTD 2007).  The Company commenced commercial operations during the first quarter of its fiscal year ending December 31, 2007 and has been earning commissions on the sale of SIM product and airtime, under its exclusive internet marketing and distribution arrangements with CelTrek.

Cost of Sales were $45,000 for both Q3 2007 and YTD 2007.  Under the commission based arrangement, CelTrek accepts all the costs of product and distribution.  In Q3 2007, the Company also began distributing product and selling airtime under an arrangement whereby Celtrek will invoice the Company for the cost of product and services distributed.

Sales and Marketing Costs were $50,000 (Q3 2007) and $55,295 (YTD 2007).  Sales and marketing costs consists primarily of in-flight magazine advertising for ads placed in August and September of 2007.

Administration Costs were $24,441 (Q3 2007) and $59,397 (YTD 2007).  Administration costs consist of professional fees, office expenses and other general and administrative costs.  Administration costs primarily consisted of legal and accounting fees associated with establishing the Company and its strategic relationships along with fees associated with the reverse acquisition transaction.  In addition, the amortization of website related costs are reported as administrations costs.

Net Loss was $49,458 (Q3 2007) and $84,178 (YTD 2007).  Although the Company has begun operations, it has still not yet achieved sufficient sales volume to offset its operating costs.

Liquidity and Capital Resources and Plan of Operations

Overview

The Company had net working capital deficit of $1,639, which included a cash overdraft of $5,461 at September 30, 2007.

The Company has incurred losses since its inception, and consequently it is uncertain when the Company will consistently generate sufficient revenues to fund its operational costs.  As shown in the accompanying financial statements, the Company realized net losses from operations of $49,458 for the three months ended September 30, 2007 and $84,178 for the period from February 21, 2007 through September 30, 2007 resulting in an accumulated deficit of $84,178 as of September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to continue to seek strategic relationships and alliances in order to further enhance the commercialization and acceptance of the CelTrek SIM technology in an effort to generate positive cash flow.  Until its contracts and strategic alliances become fully economically viable and marketing efforts generate sufficient transaction volume, the Company may borrow additional funds or seek equity infusions in order to provide adequate liquidity to sustain its operations.  The Company cannot guarantee that such sources of funding will be available on acceptable terms, if at all, if and when they are needed.

Cash Flows for the YTD 2007

Cash Flows from Operating Activities.  Net cash used in operations was $74,061 (YTD 2007) net cash used from $218,906 (YTD 2007) net cash used.  The net cash used in operations results primarily from the net loss of $84,178. Additional working capital was used to support increasing revenues in the form of increased accounts receivables ($69,983) that was partially offset by working capital provided by increased accruals ($61,000) and increased payables ($5,152).

Cash Flows from Investing Activities.  Net cash used in investing was $261,400 (YTD 2007), primarily resulting from the cost of acquiring the license to market and distribute Celtrek SIMs and airtime through the internet.

Cash Flows from Financing Activities.  Net cash provided by financing was $330,000 (YTD 2007), provided entirely from the initial capitalization by investors.

Risk Factors

We are a new venture with a limited operating history.

Due to our limited operating history, our ability to operate successfully is materially uncertain and our operations are subject to all risks inherent in a developing business enterprise. Our lack of an operating history makes it difficult to evaluate our likelihood of commercial viability and market acceptance of our products.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product and service offerings and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

·	our ability to raise substantial additional capital to fund the implementation of our business plan;

·	our ability to execute our business strategy, which could be affected by our lack of experience in providing telecommunication distribution services;

·	the ability of our services to achieve market acceptance;

·	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

·	our ability to attract and retain qualified personnel;

·	our ability to manage our third party relationships effectively; and

·	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan with respect to financial services and our ability to pursue other opportunities that arise.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require additional funds to continue research, development and testing of our technologies and products, to obtain intellectual property protection relating to our technologies when appropriate, and to market our products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

 The blurring of the traditional dividing lines between long distance, local, wireless, video and Internet services contribute to increased competition.

The traditional dividing lines between long distance, local, wireless, video and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services. We expect competition to intensify as a result of the entrance of new competitors or the expansion of services offered by existing competitors, and the rapid development of new technologies, products and services. We cannot predict which of many possible future technologies, products, or services will be important or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, our revenue, cash flows and net income could be materially adversely affected.  Our competitors are well established with greater name recognition and greater financial, technical and marketing resources than we have.  Our competitors include:

·	National and international carriers (AT&T) which dominate the long distance market and offer unified messaging system (“UMS’) to their customers;
·	Regional operating companies (Pacific Bell, GTE) which provide local service and switch long distance traffic to the carriers and CLECs (defined below). They also offer UMS to their customers;
·	Competitive local exchange carriers (“CLEC”) provide both local and long distance service and market UMS to their customers;
·	Resellers which aggregate traffic and provide discount long distance service and UMS to their customers;
·	Unified messaging and personal communications service providers with in-house switching capabilities that offer similar services to all consumers and businesses.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A, Risk Factors may affect our operating results:

Our business depends on the establishment and development of a strong brand, and if we do not establish, develop and enhance our brand, our ability to attract and retain customers may be impaired and our business and operating results may be harmed.

We believe that our brand will be a critical part of our business. Establishing, developing and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to establish, promote and develop the “CelTrek” brand, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that establishing, developing, maintaining and enhancing our brands will become increasingly important, difficult and expensive.

The intellectual property rights utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.

Some of our products and services use intellectual property that we own. We also purchase products from suppliers, and outsource services to service providers, that incorporate or utilize intellectual property. We and some of our suppliers and service providers may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. Such claims and assertions also could subject us to costly litigation and significant liabilities for damages or royalty payments, or require us to cease certain activities or to cease selling certain products and services.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for our organization. Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors.

Interruption or failure of our information technology and communications systems could impair our ability to provide our services, which could damage our reputation and harm our operating results.

Our services will depend on the development and continuing operation of our information technology and communications systems. We may experience service interruptions or system failures. Any unscheduled service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation could be permanently harmed. We need to make significant capital expenditures to ensure the reliability of our systems, but these capital expenditures may not achieve the results we expect.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no track record for companies pursuing our strategy, and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue that may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investment.

The Telecom Industry Fluctuates and Is Affected By Many Factors, Including Decisions By Service Providers Regarding Their Deployment of Technology and Their Timing of Purchases, as Well as Demand and Spending for Communications Services By Businesses and Consumers.

After significant deterioration earlier this decade, the global telecom industry stabilized in 2004 and experienced modest growth in 2005 and 2006, as reflected in increased capital expenditures by service providers and growing demand for telecommunications services. Although we believe the overall industry will continue to grow, the rate of growth could vary geographically and across different technologies, and is subject to substantial fluctuations. The specific industry segments in which we participate may not experience the growth of other segments. In that case, our results of operations may be adversely affected. As a result of the uncertainty and variations in the telecom industry, accurately forecasting revenues, results and cash flow remains difficult.

Risks Related to Ownership of our Common Stock

The trading price for our common stock has been and may continue to be volatile

The market price of our common shares has experienced fluctuations and may continue to fluctuate significantly. The market price of our common shares may be adversely affected by various factors, including proposed Internet legislation or enforcement of existing laws, innovation and technological changes, the emergence of new competitors, quarterly variations in revenue and results of operations, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries, including the Internet and gaming.

There is a limited market for our common stock which may make it difficult for you to sell your stock.

Our common stock trades on the OTCBB under the symbol “CCAH.” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our shares are subject to the U.S. “Penny Stock” Rules  and  investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. "Penny Stock" rules, which may make the stock more difficult to trade on the open market. Our common shares currently trade on the OTCBB. A "penny stock" is generally defined by regulations of the U.S. Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on NASDAQ or a national securities exchange;
(ii)
the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Since our common stock is currently deemed a penny stock, it will be subject to penny stock regulations, which may reduce market liquidity of our common stock, because they limit the broker/dealers' ability to trade, and a purchaser's ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

As An Issuer Of “Penny Stock” The Protection Provided By The Federal Securities Laws Relating To Forward Looking Statements Does Not Apply To Us And As A Result We Could Be Subject to Legal Action.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

For more information about penny stocks, contact the Office of Filings, Information and Consumer Services of the U.S. Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, or by telephone at (202) 272-7440.

ITEM 3. Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

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

(2) Changes in Internal Controls

During the quarter ended September 30, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Recent Sales of Unregistered Securities and Use of Proceeds

On September 28, 2007, the Company entered into and closed a share exchange agreement with FreeCom, LLC, a Florida limited liability company (“FreeCom”), and each of FreeCom’s holders of membership interests (“FreeCom Interestholders”), pursuant to which the Company issued 37,000,000 shares of common stock to the FreeCom Interestholders in exchange for 100% of the membership interests in FreeCom.

ITEM 3. Defaults on Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

Pursuant to the share exchange agreement (the “Agreement”) entered into on September 28, 2007 by and between the Company, FreeCom, LLC, a Florida limited liability company (“FreeCom”), and each of FreeCom’s holders of membership interests (“FreeCom Interestholders”), FreeCom and the FreeCom Interestholders agreed to use best efforts to, among other things, (i) change its name of the Company to “Global Roaming Distribution, Inc.”, (ii) increase the authorized capital of the Company to 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, and (iii) complete a 4-to-1 forward split of the Company’s outstanding common stock. These transactions were approved by a majority of the shareholders on October 23, 2007.  The shareholders have been notified of these transactions, which are currently contemplated to be completed on November 27, 2007.

ITEM 6. Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number	Descriptions

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
* Filed herewith.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONCACHE, INC.

Date: November 16, 2007	By:	/s/ Yakov Sarousi
Yakov Sarousi
President and Chief Executive Officer