Form 10KSB
period 2007-12-31
GLOBAL ROAMING DISTRIBUTION, INC.
filed 2008-03-31
CIK 1160217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-KSB
———————

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Global Roaming Distribution, Inc.
(Name of small business issuer in its charter)

———————

Florida	333-70868	65-1129569
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

20801 Biscayne Blvd. Suite 101, Miami, FL 33180
(Address of Principal Executive Office) (Zip Code)

(305) 249-3121
(Registrant’s telephone number, including area code)

Commoncache, Inc.

1021 Ives Dairy Rd. Suite 101, Miami, FL 33179
(Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001
(Title of Class)
———————
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

State issuer’s revenue for its most recent fiscal year December 31, 2007 was $ 85,154.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of  March 17, 2008 was approximately $ 69,903,960.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
164,730,800 shares issued and outstanding as of March 17, 2008.

Transitional Small Business Disclosure Format (Check one):		Yes	X	No

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Annual Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.  For additional information about our business, please visit our website at www.celtrek.com.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Our Business

As a result of the consummation of a reverse merger, discussed below, the business of Global Roaming Distribution, Inc. is centered around distribution of its primary product, CelTrek and its ability to provide new solutions to exorbitant international roaming charges. Through strategic alliances with the leaders in the cellular industry, GRDB has been able to develop attractive solutions to this complex problem and deliver them to its customers.

GRDB’s primary product, the CelTrek SIM Card, offers a simple solution for smart, international mobile services to business and leisure travelers.  CelTrek Smart SIMs seek to eliminate expensive roaming costs in over 165 countries, with expansion anticipated to extend to an additional 30 countries in the 2008 fiscal year.

Background

The Company was initially incorporated as Burgers By Farfour, Inc. in accordance with the Laws of the State of Florida.   On May 17, 2003, concurrent with a change of control, the Company changed its name to Fabulous Fritas Corporation.  On September 20, 2006, the Company changed its name to  Commoncache,  Inc.

On February 21, 2007 (“date of inception”), FreeCom, LLC was organized under the laws of the State of Florida as a limited liability corporation.  FreeCom was established as a marketing entity for the promotion, sale and distribution of telecommunications equipment.

On April 2, 2007, FreeCom entered into a distributor agreement (the “Distributor Agreement”) with Global Roaming Inc. (dba CelTrek) (“CelTrek”), pursuant to which CelTrek granted to FreeCom exclusive internet distribution rights to CelTrek’s Global SIM technology and exclusive operating rights and ownership of the CelTrek website. Under the terms of the Distributor Agreement, FreeCom is to receive a 20% commission on sales of the CelTrek technology through the internet. The term of the Distributor Agreement is five years, renewable automatically for successive similar terms .  FreeCom commenced commercial operations on April 2, 2007, under the Distributor Agreement distributing CelTrek’s Global SIM technology.

On September 28, 2007, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with FreeCom and each of FreeCom’s holders of membership interests (the “FreeCom Interestholders”). Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding ownership interests of FreeCom in exchange for an aggregate 37,000,000 shares of Commoncache common stock. Concurrently with closing of the Share Exchange Agreement, the existing shareholders of Commoncache returned 21,500,000 shares of common stock to treasury for cancellation. In addition, the existing shareholders who did not return their shares received anti-dilution protection for a period of three years. Upon completion of the foregoing transactions, Commoncache had an aggregate of 41,182,700 shares of common stock issued and outstanding, the FreeCom Interestholders acquired 89% of the issued and outstanding capital stock of Commoncache, and FreeCom became a wholly-owned subsidiary of the Company.

Pursuant to the Share Exchange Agreement, The Vantage Group, Ltd. was granted a right of first refusal for future financings by Commoncache.

Pursuant to the Share Exchange Agreement, the Company effected the following actions, duly approved by a majority of the Company’s shareholders on October 23, 2007:

1.	The Company’s name was changed from Commoncache to “Global Roaming Distribution, Inc.” and

2.
The Company's certificate of incorporation was amended to increase the number of authorized shares of common stock, par value $.0001 per share (the “Common Stock”), of the Company from 100,000,000 shares to 300,000,000 shares and to increase the authorized shares of the Company's "blank check" preferred stock from 10,000,000 to 50,000,000 shares; and

3.	the Company completed a 4-to-1 forward split of the Commoncache common stock (by way of a mandatory exchange of certificates) on December 3, 2007.

Description of Products and Services

As a result of a distributor agreement entered into by and between FreeCom and CelTrek on April 2, 2007, the Company distributes Global SIM technology through the CelTrek website.  CelTrek’s Global SIM technology is based upon the use of a SIM card or Subscriber Identity Module (SIM), which is a removable smart card for mobile phones.  SIM cards securely store the service-subscriber key (IMSI) used to identify a GSM subscriber. The SIM card allows users to change phones by simply removing the SIM card from one mobile phone and inserting it into another mobile phone. SIM cards are used with carriers that operate on the GSM network.

Each SIM card contains an application compressed into less than 5KB and designed to initiate services by sending designated Service Action Requests according to the requested service.  The Service Action Request is transferred to the Global Roaming Platform without the use of the Short Message Service (SMS) or Unstructured Supplementary Service Data (USSD), and without creating a charging record (CDR) by the visited network.  CelTrek’s Global SIM technology thereby offers portable, low cost voice communications on a worldwide scale.

The Company is part of the telecommunications industry, including the following sub-industries:

•	National and international carriers (AT&T) which dominate the long distance market and offer unified messaging system (“UMS’) to their customers;
•	Regional operating companies (Pacific Bell, GTE) which provide local service and switch long distance traffic to the carriers and CLECs (defined below). They also offer UMS to their customers;

•	Competitive local exchange carriers (“CLEC”) provide both local and long distance service and market UMS to their customers;
•	Resellers which aggregate traffic and provide discount long distance service and UMS to their customers;

•	Unified messaging and personal communications service providers with in-house switching capability, such as FreeCom, that offer CelTrek and similar services to all consumers and businesses.

One CelTrek SIM can allow a user to take advantage of the following services and features:

•	Travel with just one SIM card in over 165 countries;
•	Save up to 85% on all your calls;

•	Travel with a local number; save your callers money;
•	No connection fees;

•	24/7 live customer care service;
•	Instant on-line access to control your account;

•	Free voice mail and incoming SMS;
•	Customized features for your company;

•	Save up to 85% on International Roaming
•	Provide Custom Features; and

•	Guarantee you get your calls — no matter where in the world you are.

The Company provides worldwide roaming related services and features such as:

•	Manage budget before and during each trip;
•	Real Time Billing System—Instant On-line;

•	Monitor users On-Line;
•	View users’ location in Real Time;

•	Report Generator—customize usage analysis;
•	Competitors Comparison Reports;

•	User Friendly;
•	Free Advanced Voice Mail;

•	Free incoming text messages (SMS);
•	Real Time Billing;

•	Call Waiting, last dialed calls, conference call;
•	Record and e-mail calls;

•	E-mail your Voice Mail messages; and
•	Easy phone contact list management.

Our Customer and Product/Marketing Strategy

The Company has targeted five primary market segments:

1.  General consumers and business market
2.  Private or Governmental Organizations
3.  Corporate
4.  International Travelers
5.  Military

The Company markets its products to customer segments that require the basic mobile telecommunication services (such as voice messaging, text message, and voice to email) in a single solution. The Company spends substantial marketing efforts in determining which set of features are the most attractive to each customer segment. Offering customized quality product to each customer segment at a competitive price level is one of the Company’s marketing goals.

The Company emphasizes speed in penetrating selected markets and implementing advertising and public relations campaigns. Financial results are compiled and reported weekly so that gross and net margins can be reviewed and benchmarked against the competition. Marketing is continually monitored and adjusted as needed to maximize market penetration and profitability. The Company believes cost control and brand management will be critical to the overall strategy.

Sales and Marketing

The Company uses highly targeted Sales and Marketing efforts, specifically aimed at procuring customers that will be high air time consumers.  As such, the Company relies upon direct personal sales contact with those responsible for managing corporate or governmental travel, or those who are concerned with reducing overall travel expenses, of which roaming cellular costs is a large component.  Additionally, the Company targets travel agencies that specialize in corporate or high end group travel.  The Company maintains an internet site and web presence for individual sales and air time recharging to individual users.

From time to time, the Company uses mass advertising or special promotions when the demographic base matches with the strategy of procuring high air time users.

Additionally, the Company has developed several business layers to add affiliates, resellers, developers and white label or branded sales partners, thus expanding the reach of SIM market potential substantially.

Materials and Suppliers

On April 2, 2007, FreeCom entered into the Distributor Agreement with CelTrek, pursuant to which CelTrek granted to FreeCom exclusive internet distribution rights to CelTrek’s Global SIM technology for a payment of $250,000.  Pursuant to the Distributor Agreement, Freecom is also the exclusive operator and owner of the CelTrek website. FreeCom will receive a 20% commission on sales of the CelTrek technology through the internet. The term of the Distributor Agreement is five years, renewable for successive five year terms.

Currently, 100% of our revenue is generated from and dependant upon the distribution of CelTrek product and services.  Although we are highly dependent on the continued existence of CelTrek and the acceptance of its products and services in the cellular market, as the single source of supply, we have secured extremely solid relationships with CelTrek.  Not only do we enjoy exclusive internet distribution rights, we also share facilities and have common management.  Furthermore, CelTrek is a dba for Global Roaming, Inc., and Global Roaming Inc. is a significant shareholder in our Company

Technology and Research and Development

The Company is currently and constantly in process of adding new features and services to CelTrek's SIM product, as well as adding layers to its business services.  Part of the marketing plan is to own and build its own technology.

Competition and Competitive Advantages

The Company’s primary competition are other well-branded companies which have deep advertising pockets, feature-rich and competitive services, and an established brand. Our competitors include:

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

The primary buying factors in personal telecommunication systems are price, accessibility, and ease of use. There is significant brand loyalty based on the company's experience with its current customer base. Once an individual has acclimated to the CelTrek system and memorized the access routine, he tends to be reluctant to switch to another service. Very much the same attitude prevails in consumer long distance, where demonstrable savings fail to sway a large segment of the population to switch carriers. AT&T still has over 60% of the market even though they are the highest cost carrier in a commodity business. Powerful branding and advertising, even with premium pricing, will create a significant barrier to competitors taking our customers. Being the market leader, like AT&T, will strengthen the company's branding position and also make it more difficult for the competition.

The Company believes CelTrek has an impressive array of features that will quickly overwhelm the typical prospect, unless the sales presentation is focused on the key features that especially appeal to the particular target market. Many potential customers have admitted they decided CelTrek is too much for their needs, that the system is overqualified. The Company focuses on a few features that have the broadest appeal and aggressively market these features to our five target markets. This includes CelTrek’s ability to offer one SIM card that services over 165 countries providing the end user with a local phone number.

The Company believes one of its major competitive advantages is its technological lead over the major competitors in its ability to seamlessly integrate the voice, text message, and unified data communications needed by the target market. At the same time, the Company boasts a management team with decades of experience in the telecommunications industry. These people have a track record of capitalizing on the technology market.

Intellectual Property

The Company has no intellectual property of its own, but pursuant to a Distributor Agreement dated as of April 2, 2007 by and between FreeCom and Celtrek, it has exclusive internet distribution rights to CelTrek’s Global SIM technology for a payment of $250,000 and is the exclusive operator and owner of the CelTrek website. FreeCom will receive a 20% commission on sales of the CelTrek technology through the internet. The term of the Distributor Agreement is five years, renewable automatically for successive similar terms .

Government Regulation

As a distributor of CelTrek technology, we are not directly subject to significant government regulation. However, Celtrek’s business is dependent on FCC licenses that may not be renewed, and the FCC has jurisdiction over CelTrek’s interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended. As such, our business may be affected by failure to obtain any required license renewals, as well as changes to regulatory requirements to which CelTrek is subject.  We may also become subject to regulation should our services grow. Future changes in the regulatory environment may adversely affect Celtrek’s and/or our business, making it harder or more expensive to run the business. The wireless communications industry is subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations that could potentially adversely affect Celtrek and/or the Company may be proposed by federal and state legislators. The Company cannot assure investors that federal or state legislation or regulations will not be adopted that would adversely affect Celtrek’s and/or our business by making it harder or more expensive to conduct its operations.

Employees

Presently we have three full-time employees who serve as officers of the Company in the following capacities: Yakov Sarousi- President and CEO, Michael Thaler – Chief Financial Officer and Treasurer and Jenny Callicott – Chief Operating Officer.

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

Our independent registered accounting firm has cited our ability to continue as a going concern.

Our auditors have added an explanatory paragraph to their opinion on our financial statements because of concerns about our ability to continue as a going concern.  These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs and that we must raise additional capital in order to continue to operate our business.  If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. Until the Company’s online website operations becomes commercially viable and generates sufficient revenues, it must continue to rely upon debt and/or equity infusions and forming strategic relationships and alliances in order to continue the commercialization of its internet based marketing and distribution operations.  However, there can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in herein may affect our operating results.

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

We are dependent on the technology and business of our sole provider, CelTrek, and if CelTrek’s business operations are impaired, our business and operating results may be harmed.

We currently have a cooperative and dependent business relationship with CelTrek, with which we have exclusive internet distribution rights to CelTrek’s Global SIM technology.  We also serve as the exclusive operator and owner of the CelTrek website.  Currently, 100% of our revenue is generated from and dependant upon the distribution of CelTrek product and services.  As a result, we are highly dependent on the continued existence of CelTrek and the acceptance of its products and services in the cellular market.  Claims, assertions, liens, or other circumstances that affect the business, operations, intellectual property, or prospects of Celtrek may adversely affect our business, operating results, and financial condition.

The intellectual property rights utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.

We purchase products from suppliers, and outsource services to service providers, that incorporate or utilize intellectual property. We and some of our suppliers and service providers may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. Such claims and assertions also could subject us to costly litigation and significant liabilities for damages or royalty payments, or require us to cease certain activities or to cease selling certain products and services.

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

We do not independently purchase insurance for our employees and business, and may be exposed to certain risk as a result.

As the exclusive distributor of CelTrek technology, we share office facilities with CelTrek at no cost to the Company and have common management (who currently comprise all of our employees).  As such, we enjoy certain employee and property liability coverage from that purchased by CelTrek.  The Company believes its coverage via CelTrek is sufficient, however , we currently do not independently purchase insurance for our employees, facilities, or operations, and we may in certain circumstances directly incur liability and related expenses caused by claims, assertions, or litigation that may be brought against us.

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

Our common stock trades on the OTCBB under the symbol “GRDB.” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

ITEM 2.	DESCRIPTION OF PROPERTY.

Effective September 28, 2007, the Company relocated its corporate headquarters to 1021 Ives Dairy Road, Suite 216 Miami, FL  33179.  The Company shared office facilities at this location with CelTrek, a related party, at no cost to the Company, until January 2, 2008, when CelTrek and the Company relocated their offices to 20801 Biscayne Blvd., Suite 101 Miami, FL  33180, the Company’s current location.  Celtrek provides both the facilities and administrative services at no cost to the Company. The Company believes its current office space and facilities are sufficient to meet its needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to it.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 23, 2007, a majority of shareholders of the Company voted by written consent to: (i) change the name of Commoncache to “Global Roaming Distribution, Inc.” which occurred on November 27, 2007, (ii) increase the number of authorized shares of Common Stock of the Company from 100,000,000 shares to 300,000,000 shares, (iii) complete a 4-to-1 forward split of the Commoncache common stock (by way of a mandatory exchange of certificates) which occurred on December 3, 2007 and (iv) increase the authorized capital of Commoncache to 300,000,000 shares of common stock and 50,000,000 shares of preferred stock.

PART II

ITEM 5 -	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “GRDB.OB.”

During 2007, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to the Company on February 28, 2007. From February 28, 2007 through November 26, 2007, the Company’s common stock did not report any trading activity.

The range of the high and low last reported bid and ask prices of the Company’s common stock from November 27, 2007 through December 31, 2007, as reported by the OTC Bulletin Board, was $3.00 and $1.45, respectively. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

On March 17, 2008, the last price of the Company’s common stock as reported on the OTC Bulletin Board was $3.70 per share.

As of March 17, 2008, the Company had approximately 17 shareholders of record.  Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

*The above-quoted stock prices have been adjusted to reflect the 4-for-1 forward split that was approved by a majority of shareholders on October 23, 2007 and took effect December 3, 2007.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Compamy’s Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Dividends

The Company’s board of directors has not declared a dividend on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations.

Recent Sales of Unregistered Securities

The following summarizes the securities that we sold during the fiscal year ended December 31, 2007 without registering the securities under the Securities Act:

During the first quarter of 2007, the Company issued 5,000,000 shares of restricted, unregistered common stock into escrow to collateralize the unsecured indebtedness of the Company.  The shares were held in escrow subject to release only in the event the Company failed to repay its unsecured indebtedness upon demand.  In September 2007, such escrow was terminated and such shares were cancelled and returned to the authorized but unissued shares of common stock of the Company as a result of the requirements for the issuance of such shares having failed prior to delivery of such shares to the secured party. Further, the note payable dated August 14, 2006 was cancelled and satisfied in full by the issuance of 1,869,700 shares.

On September 28, 2007, the Company entered into and closed a share exchange agreement with FreeCom and each of FreeCom’s holders of membership interests (“FreeCom Interestholders”), pursuant to which the Company issued 37,000,000 shares of common stock to the FreeCom Interestholders in exchange for 100% of the membership interests in FreeCom.

Subsequent Events (following the year ended December 31, 2007)

On January 29, 2008, the Company entered into a Share Exchange Agreement with Global Roaming, Inc. (“GRI”) to purchase 2,000,000 shares of the common stock of Cubic Telecom, a mobile telephone provider organized under the laws of Ireland, owned by GRI (the “Cubic Shares”).  As consideration for the Cubic Shares, the Company issued 8,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”) having voting rights of 10 votes per share, a stated value of $0.375 per share, and converting into 10 shares of the Company’s common stock only upon the occurrence of (i) Cubic Telecom attaining $30,000,000 in annual sales, and (ii) GRI or Cubic Telecom (or any of their designees) investing $1,000,000 into the Company for research and development of related business technology.

Equity Compensation Plan Information

As of the date of this report, the Company neither has any securities authorized for issuance under any equity compensation plans nor does it have any equity compensation plans.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in this Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K and 8-K/A filed with the SEC on October 4, 2007 and October 11, 2007, respectively, the Company ceased to be a shell company and, via FreeCom, became a marketing entity for the promotion, sale and distribution of telecommunications equipment. Currently we are more specifically committed to marketing products outlined below, but will seek to promote, develop and sell other related products.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates -- These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our revenue recognition estimates; future economic benefit of our license; our marketing initiatives; and our net operating loss for tax purposes.  Actual results could differ from those estimates.

Accounts Receivables -- Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  In estimating credit risk, management considers the customer’s specific performance history with other vendors, credit bureau reports and industry reputation.  During the period ended December 31, 2007 no losses have been incurred from uncollectable accounts.

Revenue Recognition -- Our revenue, to date, has been derived from the internet sales of CelTrek product and services. Revenue is recognized in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

These conditions are typically met upon CelTrek’s processing of a valid order supported by a consumer credit card from our customer.

Intangible Assets -- We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.  We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.  We have concluded that none of our long-lived assets are impaired as of December 31, 2007.

Results of Operations

The previously discussed, the reverse acquisition transaction effectively completed on September 28, 2007, resulted in the Company reporting the financial activity and results of operations of FreeCom.  FreeCom was formed on February 21, 2007 and therefore no comparisons are made to prior periods.

Three Months Ended December 31, 2007 (Q4 2007) and the Period From February 21, 2007 (Inception) to December 31, 2007 (YTD 2007) 1

Revenues were $9,639 (Q4 2007) and $85,154 (YTD 2007).  The Company commenced commercial operations during the first quarter of its fiscal year ending December 31, 2007 and has been earning commissions on the sale of SIM product and airtime, under its exclusive internet marketing and distribution arrangements with CelTrek.

Cost of Sales were $7,000 (Q4 2007) and $52,000 (YTD 2007).  Under the commission based arrangement, CelTrek accepts all the costs of product and distribution.  In Q3 2007, the Company also began distributing product and selling airtime under an arrangement whereby Celtrek will invoice the Company for the cost of product and services distributed.  No transactions were recorded in Q4 2007 under this arrangement.

Sales and Marketing Costs were $3,687 (Q4 2007) and $58,982 (YTD 2007).  Sales and marketing costs consists primarily of travel and entertainments costs incurred for promoting the product in Q4 2007 and in-flight magazine advertising for ads placed in August and September for YTD 2007.

Administration Costs were $39,088 (Q4 2007) and $98,485 (YTD 2007).  Administration costs generally consist of professional fees, office expenses and other general and administrative costs.

For Q4 2007, administration costs primarily consisted of legal and accounting fees ($32,054) associated with SEC compliance and reporting and completing the reverse acquisition transaction.  In addition, the amortization of website related costs are reported as administrations costs.

For YTD 2007, administration costs primarily consisted of legal and accounting fees ($71,906) associated with establishing the Company and its strategic relationships along with fees associated with the reverse acquisition transaction.  The Company also incurred other office expenses and administration costs ($26,579).

Net Loss was $40,136 (Q4 2007) and $124,314 (YTD 2007).  Although the Company has begun operations, it has still not yet achieved sufficient sales volume to offset its operating costs.

 1 The Company’s fiscal year is January 1st to December 31st.  However, FreeCom’s date of inception was February 21, 2007.  Therefore, for purposes of this Form 10-KSB, the time period referred to as “Fiscal Year Ended 2007” will be from February 21, 2007 to December 31, 2007.

Liquidity and Capital Resources and Plan of Operations

Overview

The Company had a net working capital deficit of $28,122 at December 31, 2007.

The Company has incurred losses since its inception, and consequently it is uncertain when the Company will consistently generate sufficient revenues to fund its operational costs.  As shown in the accompanying financial statements, the Company realized net losses from operations of $124,314 for the period from February 21, 2007 through December 31, 2007 resulting in an accumulated deficit of $124,314 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the YTD 2007

Cash Flows from Operating Activities.  Net cash used in operations was $62,272 (YTD 2007).  The net cash used in operations results primarily from the net loss of $124,314. Additional working capital was used to support increasing revenues in the form of increased accounts receivables ($34,878) that was partially offset by working capital provided by increased accruals ($71,000) and increased accounts payables ($5,152).

Cash Flows from Investing Activities.  Net cash used in investing was $261,400 (YTD 2007), primarily resulting from the cost of acquiring the license to market and distribute Celtrek SIMs and airtime through the internet.

Cash Flows from Financing Activities.  Net cash provided by financing was $336,825 (YTD 2007), provided primarily from the initial capitalization by investors and supplemented by a shareholder paying certain expenses on behalf of the company.

Cash Equivalents.  Cash and Cash Equivalents were $13,153 as of December 31, 2007.

Obligations under Material Contracts

We do not have any material contractual obligations as of December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2007.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of
Global Roaming Distribution, Inc and Subsidiary
(f/k/a Commoncache, Inc.)

We have audited the accompanying consolidated balance sheet of Global Roaming Distribution Inc. and Subsidiary (f/k/a Commoncache, Inc.) as of December 31, 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the period from February 21, 2007 (inception) through December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Global Roaming Distribution, Inc. and Subsidiary (f/k/a Commoncache, Inc.) as of December 31, 2007 and the results of its operations and its cash flows for the period from February 21, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred in a net losses approximately $124,300 during the period from February 21, 2007 (inception) through December 31, 2007.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock.  There are no assurances that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
March 28, 2008

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly COMMONCACHE, INC.)
CONSOLIDATED BALANCE SHEET
From February 21,
(Inception) Through
December 31,
2007
ASSETS

CURRENT ASSETS
Cash	$13,153
Accounts receivable	34,877
TOTAL CURRENT ASSETS	48,030

PROPERTY and EQUIPMENT, Net	9,383

OTHER ASSETS
License, net	231,250
231,250

TOTAL ASSETS	$288,663

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-
Accounts payable	5,152
Accrued expenses	71,000
TOTAL CURRENT LIABILITIES	76,152

SHAREHOLDER ADVANCES	6,825

TOTAL LIABILITIES	82,977

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock , par value $0.0001,
authorized 50,000,000, issued and outstanding
no shares.	-
Common stock , par value $0.0001,
authorized 300,000,000, issued and outstanding
164,730,800 shares.	16,473
Additional paid-in capital	313,527
Accumulated deficit	(124,314)
TOTAL SHAREHOLDERS' EQUITY	205,686

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$288,663

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly COMMONCACHE, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS

From February 21,
(Inception) Through
December 31,
2007

NET REVENUE	$85,154

COST OF SALES	52,000

GROSS PROFIT	33,154

COSTS AND EXPENSES
Sales and Marketing Costs	58,981
Administration Costs	98,485

TOTAL COSTS AND EXPENSES	157,466

OPERATING LOSS	(124,312)

INTEREST EXPENSE	(2)

NET LOSS	$(124,314)

Weighted Average Shares Outstanding	152,308,754

Basic and Fully Diluted Net Loss per Share	$(0.001)

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly COMMONCACHE, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
From February 21, (Inception) Through December 31, 2007

	Preferred Stock		Common Stock		Additional	Accumulated	Shareholders'
	Shares	$	Shares	$	Paid-In Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2006	-	$-	-	$-	$-	$-	$-

Acquisition and Reverse Merger:
Outstanding Shares (Nominal Acquirer)			18,813,000	$18,813	$(18,813)		-

Shares Issued:
To Retire Debt and Accrued Interest in connection
with Reverse Merger			1,869,700	1,870	(1,870)		-
To interest holders of Nominal Acquiree			37,000,000	37,000	293,000		330,000

Shares Cancelled:
Retired in connection with Reverse Merger			(16,500,000)	(16,500)	16,500		-

1 to 4 Stock Split			123,548,100	123,548	(123,548)		-

Change in authorized par value				(148,258)	148,258		-

Net Loss						(124,314)	(124,314)

BALANCE AT DECEMBER 31, 2007	-	$-	164,730,800	$16,473	$313,527	$(124,314)	$205,686

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly COMMONCACHE, INC.)
CONSOLIDATED STATEMENT OF CASH FLOW

From February 21,
(Inception) Through
December 31,
2007
Cash Flows From Operating Activities:
NET LOSS	$(124,314)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	2,017
Amortization of intangible assets	18,750
Changes in operating assets and liabilities:
Accounts receivable	(34,878)
Accounts payable	5,152
Accrued expenses	71,000
Net cash used in operating activities	(62,272)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	(11,400)
License	(250,000)
Net cash used in investing activities	(261,400)

Cash Flow From Financing Activities:
Loan Proceeds and advances	6,825
Capital investment	330,000
Net cash provided by investing activities	336,825

NET DECREASE IN CASH AND EQUIVALENTS	13,153
Cash and cash equivalents at beginning of the period	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,153

SUPPLEMENTARY INFORMATION
Interest paid	$-
Income taxes paid	$-

NONCASH AND FINANCING ACTIVITIES
Acquisition of Subsidiary	$330,000
Retired shares	$16,500
Stock issued to retire debt	$118,135
Recapitalization resulting from acquisition	$42,834

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definitions
The following represents our affiliates, associates, transactions, accounting and industry terms commonly referred to within this report and their respective meanings:

References to our affiliates and associates
•	Company, GRDB, we, us, our = Global Roaming Distribution, Inc. (formerly Commoncache, Inc.).
•	Commoncache = Commoncache, Inc. (subsequently Global Roaming Distribution, Inc.) the legal parent, but treated as the acquired entity for financial reporting purposes.
•	Freecom = Freecom, LLC, the legal subsidiary, but treated as the acquirer for financial reporting purposes.
•	CelTrek = trade name for Global Roaming Inc. a 30% owner of the Company.

References to our transactions
•	Agreement = Share Exchange Agreement between Commoncache and FreeCom to effect a reverse acquisition, dated September 28, 2007.
•	Distributor Agreement = Agreement between CelTrek and FreeCom granting FreeCom exclusive internet distribution rights to CelTrek SIM’s and services, dated April 2, 2007.

References to our industry terminology
•	GSM = Global System for Mobile refers to the infrastructure technology utilized by cellular phone devices.
•	SIM = Subscriber Identity Module, refers to a programmable chip or card utilized by cellular phones devices to provide device specific functionality.

References to our accounting terminology
•	GAAP = accounting principles generally accepted in the United States of America.
•	FASB = the Financial Accounting Standards Board, an authoritative body promulgating GAAP.
•	SFAS = Statement of Financial Accounting Standards, topic specific accounting guidance issued by the FASB
•	SEC = Securities and Exchange Commission
•	SAB = Staff Accounting Bulletins, topic specific accounting guidance issued by the SEC.
•	EITF = FASB Emerging Issues Task Force, topic specific accounting guidance.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Our Business
Global Roaming Distribution, Inc. (formerly Commoncache, Inc.) was incorporated in the state of Florida on February 21, 2007.  The Company, located in Miami, Florida, was established as a marketing entity for the promotion, sale and distribution of telecommunication equipment.  Our mission is to provide the international travelers with a global, cost effective solution to their cellular communication needs.  Hampered by complicated bilateral agreements, the international traveler is confronted with staggering roaming fees and the administrative burden of maintaining multiple phone numbers to simply access GSM systems in different countries.  Global Roaming Distribution, Inc. provides a cost effective alternative centered on the CelTrek™ SIM technology.

Basis of Presentation
The financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America and reflect the following changes in presentation during the reporting period.

•	Name Change and Stock Split
On November 26, 2007, as required by the share exchange agreement, shareholders holding a majority of the Company's outstanding common stock voted in favor of certain corporate matters, which consisted of:
(1)	change the Company’s legal name from Commoncache to Global Roaming Distribution, Inc.;
(2)	an increase in the number of authorized shares of common stock to 300,000,000;
(3)	an increase in the number of authorized shares of preferred stock to 50,000,000; and
(4)	a 4-to-1 forward split of the Company’s common stock.

•	Reverse Acquisition
On September 28, 2007, Commoncache, Inc. (“Commoncache”) entered into and closed a share exchange agreement (the “Agreement”) with FreeCom, LLC, a Florida limited liability company (“FreeCom”), and each of FreeCom’s holders of membership interests (“FreeCom Interestholders”).  Pursuant to the Agreement, Commoncache acquired all of the issued and outstanding ownership interests of FreeCom in exchange for an aggregate of 37,000,000 shares of Commoncache common stock.  Concurrently with the closing of the Agreement, the existing shareholders of Commoncache returned 21,500,000 shares of common stock to treasury for cancellation.  In addition, the existing shareholders who did not return their shares received anti-dilution protection for a period of three years.  Upon completion of the foregoing transactions, Commoncache had an aggregate of 41,182,700 shares of common stock issued and outstanding, and the FreeCom Interestholders acquired 89% of the issued and outstanding capital stock of Commoncache and became the majority owners of the resultant combined enterprise.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

The transaction is accounted for as a reverse acquisition.  The result of this transaction is that the legal and accounting treatment of the transaction will diverge.  Commoncache is the legal parent, but is treated as the acquired entity for financial reporting purposes.  FreeCom is the legal subsidiary, but is treated as the acquirer for financial reporting purposes.  Therefore, reported financial information and operating results include the operating results of FreeCom for the periods reported and the operating results of Commoncache that occur after September 28, 2007 (the acquisition date).  Equity has been restated to reflect the acquisition and share exchange.

History of Commoncache
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

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

On July 7, 2006, Commoncache announced a new business plan that intended to offer a service designed to automatically provide temporary backup "caching" for websites.  Commoncache never fully implemented its business plan.

History of FreeCom
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

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Going Concern
As shown in the accompanying financial statements, during the period ended December 31, 2007, the Company continued its efforts to procure the strategic alliances and agreements necessary to commercialize its internet based marketing and distribution of the Global SIM technology and consequently recorded revenue of $85,154.  The Company has completed its license of the Global SIM technology at a cost of $250,000, which was funded by the shareholders.  The cost of acquiring additional technology, establishing strategic relationships and developing the appropriate advertising and marketing programs and may require the infusion of additional capital from investors.  These factors raise substantial uncertainties about the Company’s ability to establish commercially profitable operations and to continue as a going concern.

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

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Revenue Recognition
The Company recognizes revenue in accordance with the provisions of SAB 101, “Revenue Recognition in Financial Statements”, as amended by SAB 104, “Revenue Recognition”, which states that revenue is realized and earned when all of the following criteria are met:
(1)	persuasive evidence of the arrangement exists;
(2)	delivery has occurred or services have been rendered;
(3)	the seller’s price to the buyer is fixed and determinable; and
(4)	collectability is reasonably assured.

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

Management’s Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Investments
Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are recorded at cost. Investments where the Company has significant influence over the operating and financial policies of the investee and holds 20% to 50% of the voting stock are recorded using the equity method. The Company recognizes an impairment loss on the declines in value that are other than temporary.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Property and Equipment
Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method.  When items are retired or otherwise disposed of income is charged or credited for the difference between net book value and proceeds realized there on.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

Intangible Assets
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

We had net operating loss carry forwards for federal income tax purposes and, under the provisions of SFAS 109, “Accounting for Income Taxes”, we have a valuation allowance equal to the total amount of the tax benefit.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of
The Company accounts for the impairment of long-lived assets in accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets".  Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value.  An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group).  That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.  Impairment losses will be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  At December 31, 2007, the Company believes that there has been no impairment of its long-lived assets.

Advertising and Marketing
The Company charges the costs of advertising to operating expense as advertising takes place.  During the period ending December 31, 2007, advertising expenses were approximately $55,295.

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

Research and Development Costs
Research and development costs are expensed as incurred.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2007, there were no potential dilutive instruments that could result in share dilution.

Comprehensive Income (Loss)
The Company adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the year covered in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Segment Reporting
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments.

Recent Accounting Pronouncements

SFAS 156 - Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”.  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations.  Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent reporting periods.  SFAS 156 is effective beginning fiscal year 2008.  The Company does not expect the adoption of SFAS 156 to have a material effect on its results of operations and financial condition.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

EITF 06-3 - Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer.  EITF 06−3 allows companies to present taxes either gross within revenue and expense or net.  If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis.  The Company currently presents such taxes net.  EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008.  These taxes are currently not material to the Company’s financial statements.

SFAS 157 - Fair value measurements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements".  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008.  The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

SAB 108 - Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year
Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures.  Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and was adopted by the Company in the first quarter of fiscal year 2007.  The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition.

SFAS 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which allows companies to choose to measure many financial instruments and certain other items at their fair value.  SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions.  If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS 159.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

SFAS 141(R) - Business Combinations

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”.  This Statement replaces SFAS 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)).  In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer.  SFAS 141(R) amends SFAS 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

SFAS 160 - Non-controlling Interests in Consolidated Financial Statements

In December 2007, FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”, which amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary.  SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

FSP SFAS 123(R)-5 - Financial Instruments Originally issued in Exchange of Employee Services

In October 10, 2006 FASB Staff Position issued Financial Statement Position (“FSP”) SFAS 123(R)-5 “Amended of FASB Staff Position FAS 123(R)-1 - Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”.  The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modifications made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met:
a)
There is no increase in fair value of the award (or t he ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and

b)	All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.
The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

SAB 110 - Share-Based Payment

In December 2007 the SEC staff issued SAB 110, which, effective January 1, 2008, amends and replaces SAB 107, “Share-Based Payment”.  SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with FASB Statement No. 123(R), Share-Based Payment.  Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option.  The use of the "simplified" method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007.  SAB 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations.  The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available.  The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

NOTE  B – PROPERTY, EQUIPMENT and IMPROVEMENTS

Property, Equipment and Improvements at December 31, 2007 consisted of:

Description	Life	Amount

Property, equipment and improvements	5 years	$11,400
Less accumulated depreciation		(2,017)

		$9,383

Depreciation expense for the period from February 21, (Inception) through December 31, 2007 was $2,017.

NOTE C - OTHER ASSETS

Other assets at December 31, 2007 consisted of:

Description	Life	Amount
License	10 years	$250,000
Less accumulated amortization		(18,750)
		$231,250

License costs consist of the amount paid to Global Roaming, Inc. (“CelTrek”) for certain distribution rights covering the sale of CelTrek GSM SIM Card (“SIM Card” or “Product”) and prepaid GSM access services (“GSM Service”) which requires the SIM Card.    The Company acquired exclusive distribution rights for the distribution of both SIM Cards and GSM Services through the authorized web site.  The Company also acquired non-exclusive distribution rights to distribute the SIM Card on a world-wide basis.  The Company completed this agreement on April 2, 2007.  The term of the license is for 5 years and renews automatically for similar terms.

Amortization over the next five years follows:

Year	Amount
2008	$ 25,000
2009	25,000
2010	25,000
2011	25,000
2012	25,000
$ 125,000

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE D – COMMITMENTS AND CONTINGENCIES

Lease Agreement
The Company leased an office in Miami, Florida under an operating lease at a cost of approximately $975 per month.  The lease expires in January 2008 however; effective September 28, 2007 the Company relocated its corporate headquarters to 1021 Ives Dairy Road, Suite 216 Miami, FL  33179 and consequently terminated its lease.  The Company will share office facilities with CelTrek, a related party at no cost to the Company.  On January 2, 2008, CelTrek and the Company, which shares CelTrek office space, relocated their offices to 20801 Biscayne Blvd., Suite 101 Miami, FL  33180, the Company’s current location.  This space is also shared with and provided by CelTrek at no cost to the Company.

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

Upon completion of the share exchange agreement, Commoncache had an aggregate of 41,182,700 shares of common stock issued and outstanding.  FreeCom Interestholders acquired an 89% interest the issued and outstanding capital stock of Commoncache in a reverse acquisition transaction effective September 28, 2007.  Pursuant to the terms of the Agreement, Commoncache, Inc. completed the following actions on November 27, 2007:
(1)	change the Company’s legal name from Commoncache to Global Roaming Distribution, Inc.;
(2)	an increase in the number of authorized shares of common stock to 300,000,000;
(3)	an increase in the number of authorized shares of preferred stock to 50,000,000; and
(4)	a 4-to-1 forward split converting 41,182,700 shares outstanding to 164,730,800 shares.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE  F – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the year ended December 31, 2007 consists of the following:

2007
Current:
Federal	$-
State	$-
-
Deferred:
Federal	$(42,267)
State	(6,837)
(49,104)
Benefit from the operating loss carryforward	49,104
Provision (benefit) for income taxes, net	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

2007

Statutory federal income tax rate	34.0%
Decrease in valuation allowance	(39.5)%
State income taxes	5.5%
Effective tax rate	(0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.   The net deferred tax assets and liabilities are comprised of the following:

Deferred income tax asset:	2007
Net operating loss carry-forwards	$49,104
Deferred income tax asset	$49,104

Deferred income tax liability:
Valuation allowance	$49,104
Deferred income tax liability	$49,104
The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

2007
Deferred tax assets
Current	$-
Non-current	49,104
Net deferred income tax asset	$49,104

Deferred tax liability
Current	$-
Non-current	49,104
Net deferred income tax liability	$49,104

The Company has a net operating loss carryforward of approximately $124,314 available to offset future taxable income through 2020.

The net change in valuation allowance during the year ended December 31, 2007 resulted in an increase of $49,104.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
(Formerly Commoncache, Inc.)
Notes to Consolidated Financial Statements
For the Period From February 21, 2007 (“date of inception”) through December 31, 2007

NOTE  G – SUBSEQUENT EVENTS

On January 29, 2008, the Company entered into a Share Exchange Agreement (the “Agreement”) with Global Roaming, Inc. (“GRI”) to purchase 2,000,000 shares of the common stock of Cubic Telecom, a mobile telephone provider organized under the laws of Ireland, from GRI (the “Cubic Shares”).  As consideration for the Cubic Shares, the Company shall issue 8,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, (the “Preferred Shares”) and shall amend its Articles of Incorporation to designate the Preferred Shares as having voting rights of 10 votes per share, a stated value of $0.375 per share, and converting into 10 shares of the Company’s common stock only upon the occurrence of:
(i)	Cubic Telecom attaining $30,000,000 in annual sales;
(ii)	GRI or Cubic Telecom (or any of their designees) investing $1,000,000 into the Company for research and development of related business technology.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 4, 2005, the Board of Directors of the Company engaged S.W. Hatfield, CPA (“Hatfield”) as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2004. Prior to engaging Hatfield, neither the Company, nor anyone on our behalf, consulted with Hatfield regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters.

On October 31, 2007, the Board of Directors of the Company approved the dismissal of Hatfield as the Company’s independent registered public accounting firm. At the same time, the Company’s Board of Directors approved the engagement of Jewett, Schwartz, Wolfe & Associates (“Jewett”) as its new independent registered public accounting firm.

During the Company’s two most recent fiscal years and through October 31, 2007, there were no disagreements between the Company and Hatfield on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Hatfield would have caused Hatfield to make reference to the matter in its reports on our financial statements.

Hatfield’s report, dated March 27, 2007 on the Company's financial statements for the fiscal year ended December 31, 2006 and 2005 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no report of Hatfield on the financial statements of the Company for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

Prior to engaging Jewett, the Company did not consult with Jewett regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter or event that was the subject of disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Prior to engaging Jewett, Jewett did not provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from Hatfield to Jewett.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  Based on its assessment the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of two directors.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

The following table sets forth certain information with respect to our directors and executive officers.

The directors and executive officers serving the Company are as follows:

Name	Age	Position/Title
Yakov Sarousi	39	President, Chief Executive Officer and Director
Michael Thaler	69	Chief Financial Officer and Director
Jenny Callicott	55	Chief Operating Officer and Director
Pat Phelan	43	Director

Our directors hold office until the next annual meeting of our shareholders and until their successors have been qualified after being elected or appointed. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Yakov Sarousi is a committed communications innovator. Mr. Sarousi was director of Group Labotec, a subsidiary of Group MCI, and also the founder and President of Group Xplore an Israeli hi-tech company. His expertise in finding communications solutions also place him as Vice Chairman of the Board of Directors of IPE specialized in VoIP Telecom Services. He received a MIAGE from the University Paris XII, a B. A. in Economics from Boston University and an MBA from Ben-Gurion University in Israel. His unique understanding of all integrated technologies is the driving force of the breakthrough of CelTrek.  Mr. Sarousi currently also serves as director, president and chief executive officer of Global Roaming, Inc. (“GRI”), a controlling shareholder of the Company.

Michael Thaler combines over 30 years of successful real estate development with an ongoing interest in cellular technology and applications. A cellular user since 1983, he beta tested the first attempt at international roaming by a U.S. carrier. More recently, he was asked to beta test a new type of wifi service about to be offered by a major operator. Mr. Thaler, (Wharton Business School, 1961, BS Economics) recognized the capabilities of CelTrek for dramatically improving international roaming, and opted for changing his avocation to this occupation by filling the pivotal role of CFO.  Mr. Thaler currently also serves as director and chief financial officer of Global Roaming, Inc. (“GRI”), a controlling shareholder of the Company.

Jenny Callicott has been at the frontline of the cellular industry since the 1980’s. As one of the owners of Cellular Services of Boston, the leading sales and service center for Cellular One-Boston, she was pivotal in implementing the strategies to introduce the new world of “car phones” and later “mobile phones” to the general public. Seeing the problems of domestic cellular roaming for her customers, she later started CellRent, offering one of the first rental phone options in the US. As domestic roaming issues gave way to international roaming dilemmas, CellRent and her company, CPR Cellular Phone Rentals became the global industry leader.  Ms. Callicott currently also serves as director of Global Roaming, Inc. (“GRI”), a controlling shareholder of the Company.

Pat Phelan currently serves as President and co-founder of Cubic Telecom Ltd., a mobile telephone provider organized under the laws of Ireland (“Cubic”).  Mr. Phelan has been involved in the telecoms arena for over 10 years and at the forefront of European pre-paid telephony for the last 7 years. He is a founder of Cubic Telecom and a number of other European Telecommunications companies, Excel Collection Ltd., Cork Phone Systems Limited and Roam4Free Ltd.  Mr. Phelan is a prominent blogger on developments and innovations in the industry.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Because we only recently consummated the Reverse Merger and appointed the current members of our board of directors, our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our board of directors is in the process of searching for a suitable candidate for this position.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2008 fiscal year.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended December 31, 2007 have been in compliance with Section 16(a), except that Global Roaming, Inc., The Vantage Group, Ltd., Yakov Sarousi, Jenny Callicott, Michael Thaler, Bernard Touret, and Frederic Fournel did not timely file Form 3s on one occasion with respect to the reverse merger that occurred on September 28, 2007.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers during the year ended December 31, 2007.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s executive officers during the period from inception on February 21, 2007 through December 31, 2007 and for the Company’s former executive officers prior to the Company’s reverse merger for the years ended December 31, 2006 and 2007.

			Long Term
			Annual	Compesation Awards Securities
			Compensation	Underlying
Name And Principal Position	Year	Salary ($)	Bonus ($)	Options/SAR’s

Yakov Sarousi (1)
President, CEO	2007	$-0-	$-0-	0
and Director

Michael Thaler (1)	2007	$-0-	$-0-	0
CFO, Treasurer
and Director

Jenny Callicott (1)	2007	$-0-	$-0-	0
COO and Director

Frederic Fournel (1)	2007	$-0-	$-0-	0
Former VP and Former Director

Bernard Touret (1)	2007	$-0-	$-0-	0
Former VP and Former Director

Roger E. Pawson (2)	2007	$-0	$-0-	-0
Former Chairman	2006	$2,00	$-0	2,000

Jeff Reidy (3)	2007	$18,000	$-0-	$18,000
Former President	2006	$11,000	$-0-	$11,000

Charles Lawrence (3)	2007	$18,000	$-0-	$18,000
Former Vice President	2006	$11,000	$-0-	$11,000

(1) On September 28, 2007, Yakov Sarousi became the President, CEO and Director of the Company, Michael Thaler became Chief Finance Officer, Treasurer and Director, Jenny Callicott became Chief Operation Officer and Director, Frederic Fournel became Vice President and Director, and Bernard Touret became Vice President and Director.  Mr. Fournel and Mr. Touret subsequently resigned as Directors and Vice Presidents of the Company on December 21, 2007.  On February 4, 2008, the Board of Directors appointed Pat Phelan as a Director, increasing the size of the Board to four members.

(2) During 2005, the Company paid Roger Pawson the sum of $5,000 for current and future services to be valued at  approximately  $250 per month, or $750 per quarter.  Concurrent with a change in management in August 2006, the Company has no further obligation to Mr. Pawson.

(3) Jeff Reidy, the Company’s former President, Secretary and Treasurer, and Charles Lawrence, the Company’s former Vice President  were to each  receive compensation  of $1,000 monthly  during the initial six-month period following their appointment in August 2006.  Subsequent thereto, Mr. Reidy and Mr. Lawrence reestablished their compensation rate to $3,000 each for the period from August 13, 2006 through October 15, 2006. For all successive periods, Mr. Reidy and Mr. Lawrence set their executive compensation to $2,000 per 30-day pay period.

The Company had no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2007 and 2006, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2007 and 2006. No equity awards were granted during the year ended December 31, 2007.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We do not have any written employment agreements.

Director Compensation

We do not compensate our directors for their time spent on our behalf. The Company has no standard arrangement for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our common stock as of March 17, 2008.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group. .

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission.  Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock (2)	Series A Preferred Stock Beneficially Owned (2)	Percentage of Series A Preferred Stock (2)	Percentage of Total Vote (2)(3)

Global Roaming, Inc. (4)	47,557,891	28.87%	-0-	-0-%	19.4%

FreeCom, Inc. (5) 20201 East County Club Dr. #508 Aventura, FL 33180	35,863,200	21.77%	-0-	-0-%	14.65%

The Vantage Group, Ltd. c/o 410 Park Avenue, Suite 1530 New York, NY 10022 (6)	26,800,000	16.27%	-0-	-0-	10.951%

Cubic Telecom, Ltd. c/o Unit 1 Webworks, Eglington Street, Cork, Ireland (7)	1,915,709	1.16%	-0-	-0-%	0.78%

Directors and Executive Officers

Yakov Sarousi President, CEO and Director	23,778,946 (4)	14.44%	4,000,000 (8)	50.00%	26.06%

Michael Thaler CFO and Director	23,778,945 (4)	14.43%	2,666,666 (9)	33.33%	20.61%

Jenny Callicott COO and Director	-0-	-0-	1,333,333 (10)	16.67%	5.45%

Pat Phelan Director c/o Unit 1 Webworks, Eglington Street, Cork, Ireland	1,915,709 (7)	1.16%	-0-	-0-	0.78%

Bernard Touret (Former VP and Former Director) (11) 370 NE 190th Street Unit #3313 Aventura, FL 33180	35,863,200	21.77%	-0-	-0-	14.65%

Frederic Fournel (Former VP and Former Director) (11) 20201 East County Club Dr. #508 Aventura, FL 33180	35,863,200 (5)	21.77%	-0-	-0-	14.65%

All Directors and Executive Officers as a Group (6 persons)	121,200,000	73.57%	8,000,000	100%	82.21%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o 20801 Biscayne Blvd., Suite 101, Miami, FL 33180.
(2)
Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

In determining beneficial ownership of our preferred stock, the number of shares shown includes shares which the beneficial owner may acquire within 60 days. In determining the percent of preferred stock owned by a person or entity on March 17, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days, and (b) the denominator is the sum of (i) the total shares of that class outstanding March 17, 2008, and (ii) the total number of shares that the beneficial owner may acquire.

In addition, in determining the percent of common stock owned by a person or entity on March 17, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 17, 2008, (164,730,800 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3)
Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 10 votes for each share of Series A Preferred Stock owned. Holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class.  As of March 17, 2008, there were 8,000,000 outstanding shares of Series A Preferred Stock.

Series A Preferred Stock converts into 10 shares of the Company’s common stock only upon the occurrence of (i) Cubic Telecom attaining $30,000,000 in annual sales, and (ii) GRI or Cubic Telecom (or any of their designees) investing $1,000,000 into the Company for research and development of related business technology.

(4)
Yakov Sarousi and Michael Thaler are the owners of Global Roaming, Inc., which owns 47,557,891 common shares of the Company.   Their indirect ownership of common shares through Global Roaming, Inc. is based on their respective equal interests in Global Roaming, Inc.

(5)	Frederic Fournel is the owner of FreeCom, Inc., which owns 35,863,200 common shares of the Company.
(6)	Lyle Hauser is the owner of The Vantage Group Ltd., which owns 26,800,000 common shares of the Company.
(7)	Pat Phelan is President and Director of Cubic Telecom, which owns 1,915,709 common shares of the Company. Mr. Phelan was appointed a Director of the Company on February 4, 2008.
(8)	Represents 4,000,000 shares of Series A Preferred Stock owned directly by Mr. Sarousi.
(9)
Represents 2,666,667 shares of Series A Preferred Stock owned directly by Mr. Thaler.  Mr. Thaler was designated 4,000,000 shares of Series A Preferred Stock by Global Roaming, Inc. pursuant to a Share Exchange Agreement dated as of January 29, 2008, by and between the Company and Global Roaming, Inc.  He subsequently transferred 1,333,333 of these shares to Ms. Callicott.

(10)	Represents 1,333,333 shares of Series A Preferred Stock owned directly by Ms. Callicott.
(11)	Mr. Touret and Mr. Fournel resigned as Vice Presidents and Directors of the Company on December 21, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On April 2, 2007, FreeCom entered into a Distributor Agreement with Global Roaming, Inc. (dba CelTrek), pursuant to which CelTrek granted to FreeCom exclusive internet distribution rights, to CelTrek’s Global SIM technology, for a payment of $250,000. In addition, FreeCom will receive a 20% commission on sales of the CelTrek technology through the internet. The term of the Distributor Agreement is five years. Celtrek is a principal shareholder of the Company and is owned and controlled by Yakov Sarousi and Michael Thaler.

On June 26, 2007, FreeCom and CelTrek entered into an amendment to the Distributor Agreement (the “Amendment”). Pursuant to the Amendment, should CelTrek be bought out during the five-year term of the Distributor Agreement, FreeCom would receive the fair market value for the subscribers that FreeCom was responsible for bringing to CelTrek.

On September 28, 2007, pursuant to the Share Exchange Agreement entered into and consummated by and between the Company, FreeCom and the FreeCom Interestholders, FreeCom, Inc., a 24.23% holder of FreeCom, acquired 8,965,800 shares of common stock of the Company in exchange for its ownership interest in FreeCom, LLC.  Frederic Fournel, a former Vice President and Director of the Company, founded Freecom Inc. Holding in 2005, became a principal member of FreeCom, LLC in 2007 and has served as President and sole owner of FreeCom, Inc. since its formation.

On September 28, 2007, the Company relocated its corporate headquarters to 1021 Ives Dairy Road, Suite 216 Miami, FL  33179, sharing office facilities at this location with CelTrek at no cost to the Company, until January 2, 2008, when CelTrek and the Company relocated their offices to 20801 Biscayne Blvd., Suite 101 Miami, FL  33180, the Company’s current location.  Celtrek provides both the facilities and administrative services at no cost to the Company.

On January 29, 2008, the Company entered into a share exchange agreement with Global Roaming, Inc. to purchase 2,000,000 shares of the common stock of Cubic Telecom.  As consideration for the Cubic Shares, the Company issued 8,000,000 shares of the Company’s Series A Series A Preferred Stock having voting rights of 10 votes per share, a stated value of $0.375 per share, and converting into 10 shares of the Company’s common stock only upon the occurrence of (i) Cubic Telecom attaining $30,000,000 in annual sales, and (ii) GRI or Cubic Telecom (or any of their designees) investing $1,000,000 into the Company for research and development of related business technology.  Pursuant to the agreement, Global Roaming, Inc. designated Yakov Sarousi and Michael Thaler as holders of the Series A Preferred Stock.

Director Independence

The Company currently does not have a director that qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system.  Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2008 fiscal year.

ITEM 13.	EXHIBITS.

Exhibits:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation.*
3.2	Bylaws.*
3.3	Specimen of Common Stock certificate.*
3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock.**
10.1	Share Purchase Agreement by and among Commoncache, FreeCom, and the FreeCom Interestholders, dated September 28, 2007.***
10.2	Distributor Agreement, by and between FreeCom and CelTrek, dated April 2, 2007.***
10.3	Amendment, dated June 26, 2007, to Distributor Agreement dated April 2, 2007, between FreeCom and CelTrek.***
10.4	Share Exchange Agreement between Global Roaming Distribution, Inc., and Global Roaming, Inc. dated as of January 29, 2008.**
21.1	List of Subsidiaries*
23.1	Report of Independent Registered Public Accounting Form (Jewett, Schwartz, Wolfe & Associates) (filed herewith).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

* Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on October 3, 2001.

** Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on January 29, 2008.

*** Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on October 11, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were approximately $17,500.

Audit-Related Fees. The Company did not incur any fees from its independent registered public accounting firms  for audit-related services during the year ended December 31, 2007.

Tax Fees. The Company did not incur any fees from its independent registered public accounting firms for tax compliance or tax consulting services during the year ended December 31, 2007.

All Other Fees. The Company did not incur any other fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ROAMING DISTRIBUTION, INC.

Date: March 31, 2008
	By:	/s/ Yakov Sarousi
Yakov Sarousi
President & Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Yakov Sarousi	President, Chief Executive Officer and Director	March 31, 2008
Yakov Sarousi
/s/ Michael Thaler	Chief Financial Officer (principal financial and accounting officer) and Director	March 31, 2008
Michael Thaler
/s/ Jenny Callicott	Chief Operating Officer and Director	March 31, 2008
Jenny Callicott
/s/ Pat Phelan	Director	March 31, 2008
Pat Phelan