Form 10-Q
period 2008-03-31
GLOBAL ROAMING DISTRIBUTION, INC.
filed 2008-05-15
CIK 1160217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-52435
GLOBAL ROAMING DISTRIBUTION, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	65-1129569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20801 Biscayne Blvd., Suite 101, Miami, FL	33180
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (305) 249-3121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 14, 2008, there were 164,730,800 outstanding shares of the Registrant's Common Stock, $.0001 par value.

GLOBAL ROAMING DISTRIBUTION, INC.
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$99,380	$13,153
Accounts receivable	34,877	34,877
Employee Loans	1,355	-
TOTAL CURRENT ASSETS	135,612	48,030

PROPERTY and EQUIPMENT, Net	8,813	9,383

INVESTMENT	3,000,000	-

OTHER ASSETS
License, net	225,000	231,250
	225,000	231,250

TOTAL ASSETS	$3,369,425	$288,663

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Advances	$150,000	$-
Accounts payable	3,627	5,152
Accrued expenses	64,000	71,000
TOTAL CURRENT LIABILITIES	217,627	76,152

SHAREHOLDER ADVANCES	25,000	6,825

TOTAL LIABILITIES	242,627	82,977

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock , par value $0.0001,	800	-
authorized 50,000,000, issued and outstanding 8,000,000 shares
Common stock , par value $0.0001,	16,473	16,473
authorized 300,000,000, issued and outstanding 164,730,800 shares.

Additional paid-in capital	3,312,727	313,527
Accumulated deficit	(203,202)	(124,314)
TOTAL SHAREHOLDERS' EQUITY	3,126,798	205,686

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,369,425	$288,663

The accompanying notes are an integral part of the financial statements.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

NET REVENUE	$-	$-

COSTS and EXPENSES
Costs of Net Revenue	43,500
Sales and Marketing Costs	2,954
Administration Costs	32,435	1,269

TOTAL COSTS AND EXPENSES	78,889	1,269

OPERATING LOSS	(78,889)	(1,269)

INTEREST EXPENSE	-	(2)

NET LOSS	$(78,889)	$(1,271)

Weighted Average Shares Outstanding	164,730,800	164,730,800

Basic and Fully Diluted Net Loss per Share	$(0.000)	$(0.000)

The accompanying notes are an integral part of the financial statements.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
NET LOSS	$(78,889)	$(1,271)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	570	-
Amortization of intangible assets	6,250	-
Changes in operating assets and liabilities:
Accounts receivable	-	225
Employee Loans	(1,355)	-
Customer Advances	150,000	-
Accounts payable	(1,524)	-
Accrued expenses	(7,000)	-
Net cash used in operating activities	68,052	(1,046)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	-	(11,400)
License	-	-
Net cash used in investing activities	-	(11,400)

Cash Flow From Financing Activities:
Loan proceeds and advances	25,000	-
Repayment of loans and advances	(6,825)	-
Capital investment	-	270,000
Net cash provided by investing activities	18,175	270,000

NET DECREASE IN CASH AND EQUIVALENTS	86,227	257,554
Cash and cash equivalents at beginning of the period	13,153	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,380	$257,554

SUPPLEMENTARY INFORMATION
Interest paid	$-	$2
Income taxes paid	$-	$-

NONCASH AND FINANCING ACTIVITIES
Investment in Cubic Telecom	$3,000,000	$-

The accompanying notes are an integral part of the financial statements.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements

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
Notes to Consolidated Financial Statements

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

Basis of Presentation
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

The financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America and reflect the following changes in presentation during the reporting period.

Going Concern
As shown in the accompanying financial statements, during the period ended March 31, 2008, the Company continued its efforts to procure the strategic alliances and agreements necessary to commercialize its internet based marketing and distribution of the Global SIM technology and consequently recorded revenue of $0.  The Company has completed its license of the Global SIM technology at a cost of $250,000, which was funded by the shareholders.  The cost of acquiring additional technology, establishing strategic relationships and developing the appropriate advertising and marketing programs and may require the infusion of additional capital from investors.  These factors raise substantial uncertainties about the Company’s ability to establish commercially profitable operations and to continue as a going concern.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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
The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group).  That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.  Impairment losses will be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  At March 31, 2008, the Company believes that there has been no impairment of its long-lived assets.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Product Development Costs
Product and development costs consist of the costs to develop, promote and operate its web based marketing platform and are expensed as incurred.

Research and Development Costs
Research and development costs are expensed as incurred.

Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of March 31, 2008, there were no potential dilutive instruments that could result in share dilution.

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

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

SFAS 157 - Fair value measurements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements".  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008.  Adoption of SFAS 157 did not have any impact on its results of operations and financial condition.
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
Notes to Consolidated Financial Statements

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
Notes to Consolidated Financial Statements

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Accounting for Income Taxes

SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

NOTE  B – PROPERTY, EQUIPMENT and IMPROVEMENTS

Property, Equipment and Improvements at March 31, 2008 consisted of:

Description	Life	Amount

Property, equipment and improvements	5 years	$11,400
Less accumulated depreciation		(2,587)

		$8,813

Depreciation expense for the three months ended March 31, 2008 and 2007 was $570 and $0 respectively.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C - OTHER ASSETS

Other assets at March 31, 2008 consisted of:

Description	Life	Amount
License	10 years	$250,000
Less accumulated amortization		(25,000)
		$225,000

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

NOTE D – COMMITMENTS AND CONTINGENCIES

Lease Agreement
On January 2, 2008, CelTrek and the Company, which shares CelTrek office space, relocated their offices to 20801 Biscayne Blvd., Suite 101 Miami, FL  33180, the Company’s current location.  This space is also shared with and provided by CelTrek at no cost to the Company.

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE  E – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2008 consists of the following:

Current:	2008
Federal	$-
State	$-
-
Deferred:
Federal	$(26,822)
State	(4,339)
(31,161)
Benefit from the operating loss carryforward	31,161
Provision (benefit) for income taxes, net	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

2008

Statutory federal income tax rate	34.0%
Decrease in valuation allowance	(39.5)%
State income taxes	5.5%
Effective tax rate	(0)%

GLOBAL ROAMING DISTRIBUTION, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E – INCOME TAXES (Cont’d)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.   The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred income tax asset:
Net operating loss carry-forwards	$80,265
Deferred income tax asset	$80,265

Deferred income tax liability:
Valuation allowance	$80,265
Deferred income tax liability	$80,265

The Company has a net operating loss carryforward of approximately $203,202 available to offset future taxable income through 2020.

The net change in valuation allowance during the three months ended March 31, 2008 resulted in an increase of $31,161.

NOTE  F – ISSUANCE OF PREFERRED SHARES

On January 29, 2008, the Company entered into a Share Exchange Agreement (the “Agreement”) with Global Roaming, Inc. (“GRI”) to purchase 2,000,000 shares of the common stock of Cubic Telecom, a mobile telephone provider organized under the laws of Ireland, from GRI (the “Cubic Shares”).  As consideration for the Cubic Shares, the Company issued 8,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, (the “Preferred Shares”) and amended its Articles of Incorporation to designate the Preferred Shares as having voting rights of 10 votes per share, a stated value of $0.375 per share, and converting into 10 shares of the Company’s common stock only upon the occurrence of:
(i)	Cubic Telecom attaining $30,000,000 in annual sales;
(ii)	GRI or Cubic Telecom (or any of their designees) investing $1,000,000 into the Company for research and development of related business technology.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report, our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 (“2007 Form 10-KSB”), and the information set forth under Item 6 “Management’s Discussion and Analysis or Plan of Operations” of our 2007 Form 10-KSB.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.  Please refer to Part II, Item 6 under “Liquidity and Capital Resources” and under “Risk Factors” contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 for additional discussion.  Please also refer to our other filings with the Securities and Exchange Commission.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Recent Developments

None.

Critical Accounting Policies

For a discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  Our critical accounting policies have not changed materially since December 31, 2007.

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

Accounts Receivables -- Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  In estimating credit risk, management considers the customer’s specific performance history with other vendors, credit bureau reports and industry reputation.  During the period ended March 31, 2008 no losses have been incurred from uncollectable accounts.

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

Intangible Assets -- We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.  We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.  We have concluded that none of our long-lived assets are impaired as of March 31, 2008.

New Accounting Pronouncements

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 (“2007 Form 10-KSB”) and the information set forth under Item 6 “Management’s Discussion and Analysis or Plan of Operations” of our 2007 Form 10-KSB.

Three Months Ended March 31, 2008 (Q108) compared to March 31, 2007 (Q107)

Net Revenues were unchanged to $0 (Q108) from $0 (Q107).  The Company commenced commercial operations during the first quarter of its fiscal year ending March 31, 2007 and earns commissions on the sale of SIM product and airtime, under its exclusive internet marketing and distribution arrangements with CelTrek.

Cost of Net Revenues increased $43,500 to $43,500 (Q108) from $ 0 (Q107).   The increase in cost of net revenues was entirely attributable to product development cost.

Sales and Marketing Costs increased $2,954 to $2,954 (Q108) from $0 (Q107).  Sales and marketing costs consists primarily of travel and entertainments costs incurred for promoting the product in Q108.

Administration Costs increased $31,166 were $32,434 (Q108) from $1,269 (Q107).  Administration costs generally consist of professional fees, office expenses and other general and administrative costs.  For Q108, administration costs primarily consisted of legal and accounting fees ($12,297) associated with SEC compliance and reporting and completing the reverse acquisition transaction and payroll ($4,423).  In addition, the amortization of product license costs are reported as administrations costs.

Net Loss increased $77,618 to $78,889(Q108) from $1,271 (Q107).  Although the Company has begun operations, it has still not yet achieved sufficient sales volume to offset its operating costs.

Liquidity and Capital Resources and Plan of Operations

Overview

The Company had a net working capital deficit of $82,015 at March 31, 2008.

The Company has incurred losses since its inception, and consequently it is uncertain when the Company will consistently generate sufficient revenues to fund its operational costs.  As shown in the accompanying financial statements, the Company realized net losses from operations of $78,889 for the period ended March 31, 2008 resulting in an accumulated deficit of $203,302. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the Q108

Cash Flows from Operating Activities.  Net cash provided by operations was $68,052 (Q108).  The net cash provided by operations results primarily from the receipt of advances of $150,000.

Cash Flows from Investing Activities.  Net cash used in investing was $0 (Q108).

Cash Flows from Financing Activities.  Net cash provided by financing was $18,175 (Q108), provided primarily from the loans from directors and Global Roaming, Inc. .

Cash Equivalents.  Cash and Cash Equivalents were $99,380 as of March 31, 2008.

Obligations under Material Contracts

We do not have any material contractual obligations as of March 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2008.

Dividends

We have not paid any dividends.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4.	CONTROLS AND PROCEDURES.

See Item 4T.

ITEM 4T.	CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

For the period ending March 31, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  This evaluation was conducted by Yakov Sarousi, our President and Principal Executive Officer and Mike Thaler, our Chief Financial Officer. Based upon their evaluation, they concluded that the Company’s disclosure controls and procedures are effective. Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of March 31, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. While the Company strives to segregate duties as much as practicable, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  However, management will continue to monitor and assess the costs and benefits of additional staffing.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Previous independent registered public accounting firm

On April 24, 2008, the Company notified Jewett, Schwartz, Wolfe & Associates, CPA (“Jewett”) that it was being terminated as the Company’s independent registered public accounting firm. The decision to dismiss Jewett as the Company’s independent registered public accounting firm was approved, ratified and confirmed by the Company’s Board of Directors on May 15, 2008.

The Company engaged Jewett from October 31, 2007 through April 23, 2008 (the “Engagement Period”).  During the Engagement Period, Jewett did not issue any reports on the Company’s financial statements for either of the Company’s two most recent fiscal years that contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Engagement Period, the Company did not have any disagreements with Jewett on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Jewett’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years, except that Jewett’s report for the fiscal year ended December 31, 2007 indicated conditions which raised substantial doubt about the Company's ability to continue as a going concern.

The Company has provided Jewett with a copy of the disclosures in this Form 10-Q prior to the filing of these disclosures and has requested that Jewett furnish a letter addressed to the Securities and Exchange Commission stating whether or not Jewett agrees with the statements made herein above and, if not, stating in which respects Jewett does not agree. The Company will file an amendment to this Report to file as an exhibit a copy of the requested letter from Jewett upon receipt.

New independent registered public accounting firm

On May 15, 2008, the Company’s Board of Directors approved, ratified and confirmed the engagement of Kramer Weisman and Associates, LLP (“KWA”), effective April 24, 2008, as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008.

During the fiscal year ended December 31, 2008, the Company has not consulted with KWA regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter or event that was the subject of disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

The Company has provided to KWA a copy of the disclosures in this Form 10-Q and has provided KWA the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company’s expression of its views, or the respects in which it does not agree with the Company’s statements made in response its required disclosures. KWA has declined to furnish the Company with such a letter.

ITEM 6 - EXHIBITS

Exhibit Number	Description
10.1	Share Exchange Agreement between Global Roaming Distribution, Inc., and Global Roaming, Inc. dated as of January 29, 2008.*

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on January 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ROAMING DISTRIBUTION, INC.

DATE: May 15, 2008	By:	/s/ Yakov Sarousi
Yakov Sarousi
President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael Thaler
Michael Thaler
Chief Financial Officer (principal financial and accounting officer)