Form 10-Q
period 2008-06-30
GLOBAL ROAMING DISTRIBUTION, INC.
filed 2008-08-14
CIK 1160217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-52435

GLOBAL ROAMING DISTRIBUTION, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	65-1129 569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20801 Biscayne Blvd., Suite 101, Miami, FL	33180
(Address of principal executive offices)	(Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 13, 2008, there were 164,730,800 outstanding shares of the Registrant's Common Stock, $.0001 par value.

GLOBAL ROAMING DISTRIBUTION, INC.
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
GLOBAL ROAMING DISTRIBUTION, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$66,201	$13,153
Accounts receivable	64,205	34,877
Prepaid expenses and other current assets	9,959	-
Total current assets	140,365	48,030

PROPERTY AND EQUIPMENT, net	8,243	9,383

INVESTMENT IN UNCONSOLIDATED INVESTEE	2,536,521	-

OTHER NON-CURRENT ASSETS	218,750	231,250

Total assets	$2,903,879	$288,663

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$5,152
Accrued expenses	32,186	71,000
Shareholder advances, net	15,000	6,825
Total current liabilities	47,186	82,977

Commitments and contingencies	-	-

Shareholders’equity:
Preferred stock – Series A, convertible, $0.0001 par value,	800	-
50,000,000 shares authorized, 8,000,000 shares issued and outstanding
Common stock , $0.0001 par value,	16,473	16,473
300,000,000 shares authorized, 164,730,800 shares issued and outstanding
Additional paid-in capital	3,312,727	313,527
Accumulated deficit	(473,307)	(124,314)
Total shareholders’equity	2,856,693	205,686

Total liabilities and shareholders’equity	$2,903,879	$288,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Revenues	$979,308	$5,533

Operating expenses:
Cost of revenue	153,996	-
Sales and marketing costs	472,513	-
General and administration costs	153,168	44,432
Depreciation and amortization	6,820	-

Total operating costs and expenses	786,497	44,432

Income (loss) from operations	192,811	(38,899)

Equity in earnings (loss) of unconsolidated investee	(463,479)	-

Interest income	564	-

Net loss	$(270,104)	$(38,899)

Weighted average shares outstanding	164,730,800	164,730,800

Basic and fully diluted net loss per share	$(0.002)	$(0.000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Revenues	$979,308	$5,533

Operating expenses:
Cost of revenue	189,996	-
Sales and marketing costs	475,467	-
General and administration costs	185,283	38,574
Depreciation and amortization	13,640	7,127

Total operating costs and expenses	865,386	45,701

Income (loss) from operations	113,922	(40,168)

Equity in earnings (loss) of unconsolidated investee	(463,479)	-

Interest income, (expense)	564	(2)

Net loss	$(348,993)	$(40,170)

Weighted average shares outstanding	164,730,800	164,730,800

Basic and fully diluted net loss per share	$(0.002)	$(0.000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(348,993)	$(40,171)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	13,640	7,127
Equity in earnings/loss of unconsolidated investee	463,479	-
Changes in assets and liabilities:
Accounts receivable	(29,328)	-
Prepaid expenses and other current assets	(9,959)	(50,000)
Accounts payable	(5,152)	702
Accrued expenses	(38,814)	20,451
Net cash provided by (used in) operating activities	44,873	(61,891)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	-	(11,400)
License	-	(250,000)
Net cash used in investing activities	-	(261,400)

Cash Flow From Financing Activities:
Loan proceeds and advances from shareholders	25,000	-
Repayment of loans and advances from shareholders	(16,825)	-
Capital investment	-	330,000
Net cash provided by financing activities	8,175	330,000

Net Increase in Cash and Cash Equivalents	53,048	6,709
Cash and Cash Equivalents, beginning of the period	13,153	-

Cash and Cash Equivalents, end of period	$66,201	$6,709

Supplemental Disclosures:
Interest paid	$-	$2

Non-cash Financing Activities:
Investment in Cubic Telecom	$3,000,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

Global Roaming Distribution, Inc. (formerly Commoncache, Inc.) (the “Company”) was incorporated in the state of Florida on February 21, 2007.  The Company, which is located in Miami, Florida, was established as a marketing entity for the promotion, sale and distribution of telecommunication equipment.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements include the accounts of Global Roaming Distribution, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s 50% ownership interest in Cubic Telecom is accounted for under the equity method of accounting.

The unaudited consolidated financial statements of the Company, included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-KSB for the fiscal year ended December 31, 2007.   In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in the Form 10-Q have been made. Results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period from February 21, 2007 (inception) through December 31, 2007.

Certain prior period amounts related to shareholder advances and depreciation and amortization have been reclassified to conform to the current period presentation.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of June 30, 2008, there were no potential dilutive instruments that could result in share dilution.

NOTE 4 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, Equipment and Improvements at June 30, 2008 consisted of:

Description	Life	Amount
Property, equipment and improvements	5 years	$11,400
Less accumulated depreciation		(3,157)

		$8,243

Depreciation expense for the six and three months ended June 30, 2008 was $1,140 and $570, respectively.
Depreciation expense for the six and three months ended June 30, 2007 was $877.

GLOBAL ROAMING DISTRIBUTION, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OTHER NON-CURRENT ASSETS

Other non- current assets at June 30, 2008 consisted of:

Description	Life	Amount
License	10 years	$250,000
Less accumulated amortization		(31,250)
		$218,750

License costs consist of $250,000 paid to a related party, Global Roaming, Inc. d/b/a CelTrek (“GRI”),  for certain distribution rights covering the sale of CelTrek GSM SIM Card (“SIM Card” or “Product”) and prepaid GSM access services (“GSM Service”) which  is required by the SIM Card.    The Company acquired exclusive distribution rights for the distribution of both SIM Cards and GSM Services through its authorized web site www.celtrek.com.  The Company also acquired non-exclusive distribution rights to distribute the SIM Card on a world-wide basis.  The Company executed this agreement on April 2, 2007.  The term of the license is for 5 years and renews automatically for similar terms. The Company anticipates that it will renew the agreement for a second five year term.

Amortization over the next five years is as follows:

Year	Amount
2008	$25,000
2009	25,000
2010	25,000
2011	25,000
2012	25,000
$125,000

The Company recorded $12,500 and $6,250 in amortization expense for the six months and three months ended June 30, 2008, respectively. Amortization expense of $6,250 was recorded for the six months and three months ended June 30, 2007.

NOTE 6 – PREFERRED STOCK

On January 29, 2008, the Company entered into a Share Exchange Agreement (the “Agreement”) with GRI to purchase 2,000,000 shares of the common stock of Cubic Telecom, a mobile telephone service provider organized under the laws of Ireland, from GRI (the“Cubic Shares”).  As consideration for the Cubic Shares, the Company issued 8,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, (the“Preferred Shares") to GRI’s designees. The designees are the officers of the Company. The Articles of Incorporation were amended to designate the Preferred Shares as having voting rights of 10 votes per share, a stated value of $0.375 per share, and converting into 10 shares of the Company’s common stock only upon the occurrence of:

(i)	Cubic Telecom attaining $30,000,000 in annual sales;
(ii)	GRI or Cubic Telecom (or any of their designees) investing $1,000,000 into the Company for research and development of related business technology.

GLOBAL ROAMING DISTRIBUTION, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVESTMENT IN UNCONSOLIDATED INVESTEE

The investment in Cubic Telecom was recorded at its estimated fair value of $3,000,000 on January 29, 2008 and represents a 50% ownership interest . The Company accounts for its investment under equity method and recognized 50% or $463,479 of Cubic Telecom’s net loss as equity in earnings of unconsolidated investee for the six months ended June 30, 2008.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2008, the Company sold SIM cards and airtime to Cubic Telecom for proceeds of $500,000. This amount is included in revenues in the accompanying consolidated statements of operations.

During the six and three months ended June 30, 2008, the Company recorded $29,328 in commission revenue due from GRI pursuant to the distribution rights agreement. This amount is included in net revenues in the accompanying consolidated statements of operations.

The Company shares office space with GRI and shares 50% of the cost of the office. Rent expense for the six months ended June 30, 2008 was $11,634.

During the six and three months ended June 30, 2008, shareholders advanced $25,000 to the Company. These advances are non-interest bearing and are expected to be repaid within the year.

During the three months ended June 30, 2008, the Company advanced GRI $10,000. This advance is non-interest bearing and is expected to be repaid within the year.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of  Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

In April 2008, the FASB issued Financial Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that must be considered when developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS 142, ”Goodwill and Other Intangible Assets”. This statement amends paragraph 11(d) of FAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. This statement is effective for financial statements in fiscal years beginning after December 15, 2008.  The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations or cash flows.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”(”FAS 161”). FAS 161 applies to all derivative instruments accounted for under FAS 133 and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments are accounted for under FAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

GLOBAL ROAMING DISTRIBUTION, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method” (“FAS 141R”), which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141R applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on its financial condition, results of operations and cash flows.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations and cash flows.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option” which provides companies an irrevocable option to report selected financial assets and liabilities at fair value. This Statement was effective for entities as of the beginning of the first fiscal year beginning after November 15, 2007. The Company did not exercise the irrevocable option to change the reporting for any of its assets or liabilities not already accounted for using fair value. There was no impact on the Company’s financial condition, results of operations, cash flows or disclosures as a result of the adoption of this standard.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements”.  FAS 157 provides guidance for using fair value to measure assets and liabilities.  FAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was  adopted by the Company in the first quarter of 2008.  Adoption of FAS 157 did not have any impact on the results of operations and financial condition.

Relative to FAS 157, in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to provide a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities. This FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect that the adoption of this standard for non-financial assets and liabilities will have a significant impact on its financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ABD RESULTS OF OPERATIONS.

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

Introduction

Global Roaming Distribution, Inc. (formerly Commoncache, Inc.) was incorporated in the state of Florida on February 21, 2007.  We are located in Miami, Florida, and were established as a marketing entity for the promotion, sale and distribution of telecommunication equipment.  Our mission is to provide international travelers with a global, cost effective solution to their cellular communication needs.  Hampered by complicated bilateral agreements, the international traveler is confronted with staggering roaming fees and the administrative burden of maintaining multiple phone numbers to simply access GSM systems in different countries. We provide a cost effective alternative centered on the CelTrek™SIM technology and serve as an Internet based distributor of global SIM technology, which contains an application designed to initiate services by sending designated action requests. In addition, we own and operate the CelTrek web site.

Preferred Stock

On January 29, 2008, we entered into a Share Exchange Agreement (the “Agreement”) with GRI to purchase 2,000,000 shares of the common stock of Cubic Telecom, a mobile telephone service provider organized under the laws of Ireland, from GRI (the“Cubic Shares”).  As consideration for the Cubic Shares, we issued 8,000,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, (the“Preferred Shares") to GRI’s designees. The designees are the officers of the Company. The Articles of Incorporation were amended to designate the Preferred Shares as having voting rights of 10 votes per share, a stated value of $0.375 per share, and converting into 10 shares of our common stock only upon the occurrence of:

(i)	Cubic Telecom attaining $30,000,000 in annual sales;

(ii)	GRI or Cubic Telecom (or any of their designees) investing $1,000,000 into the Company for research and development of related business technology.

Critical Accounting Policies

For a discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  Our critical accounting policies have not changed materially since December 31, 2007.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements on form 10-KSB for the fiscal year ended December 31, 2007. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Revenue Recognition -- Our revenue, to date, has been derived bulk sales and from commission earned on internet sales of CelTrek product and services by GRI. Revenue is recognized in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met:

1) persuasive evidence of an arrangement exists,
2) delivery has occurred or services have been rendered,
3) the seller’s price to the buyer is fixed or determinable, and
4) collectability is reasonably assured.

Intangible Assets -- We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.  We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.  We have concluded that none of our long-lived assets are impaired as of June 30, 2008.

Recent Accounting Developments

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles”which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).   This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of  Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

In April 2008, the FASB issued Financial Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that must be considered when developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS 142, ”Goodwill and Other Intangible Assets”.  This statement amends paragraph 11(d) of FAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. This statement is effective for financial statements in fiscal years beginning after December 15, 2008. We do not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations or cash flows.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 applies to all derivative instruments accounted for under FAS 133 and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments are accounted for under FAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. We do not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method” (“FAS 141R”), which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141R applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. We do not expect that the impact of this standard will have a significant effect on its financial condition, results of operations and cash flows.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. We do not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations and cash flows.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to provide a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities. The purpose of the deferral is to provide companies with more time to resolve implementation issues related to fair value measurements of non-financial assets and non-financial liabilities such as those that are acquired in a business, reporting units and other long lived assets measured at fair value in an impairment test as described in FAS 142, Goodwill and Other Intangible Assets or FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, asset retirement obligations initially measured at fair value under FAS 143, Accounting for Asset Retirement Obligations, non-financial liabilities for exit or disposal activities initially measured at fair value under FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As a result of the issuance of FSP 157-2, we only partially adopted the provisions of FAS 157 and have elected to defer the adoption of this standard for non-financial assets and non-financial liabilities. We do not expect that the full adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 (“2007 Form 10-KSB”) and the information set forth under Item 6 “Management’s Discussion and Analysis or Plan of Operations”of our 2007 Form 10-KSB.

Three Months Ended June 30, 2008 compared to June 30, 2007

Revenue was $979,308 for the three months ended June 30, 2008, an increase of $973,775, over $5,533 in revenue for the three months ended June 30, 2007.  The Company commenced commercial operations on February 21, 2007 and earns revenue from bulk sales of SIM products and airtime as well as commissions pursuant to an exclusive internet marketing and distribution arrangement with Global Roaming, Inc. d/b/a CelTrek (“GRI”).

Cost of  Revenue was $153,996 for the three months ended June 30, 2008 compared to $0 for the three months ended June 30, 2007 and includes fees due to GRI for products sold pursuant to the distribution agreement.   The increase in cost of  revenues was primarily attributable to the increase in revenue.

Sales and Marketing Costs were $472,513 for the three months ended June 30, 2008 compared to $0 for the three months ended June 30, 2007.  Sales and marketing costs consist primarily of television and print ads that were run during the quarter in order to promote the Company and the brand. In addition, sales and marketing includes travel and entertainment costs incurred for product promotion.

General and Administration Costs were $153,168 for the three months ended June 30, 2008, an increase of 245% as compared to $44,432 for the three months ended June 30, 2007.  General and administration costs generally consist of professional fees, consulting fees, wages, insurance, research and development costs, and office expenses.  The increase in expenses is primarily attributable to the addition of wages and research and development costs and an increase in professional fees.

Depreciation and amortization was $6,820 and $0 for the three months ended June 30, 2008 and 2007; respectively.

Net Loss was $270,104 for the three months ended June 30, 2008, an increase of 594% as compared to a loss of $38,899 for the three months ended June 30, 2007. The loss for the three months ended June 30, 2008 is primarily attributable to 50% equity in loss of its unconsolidated investment in Cubic Telecom of $463,479.  Although the Company has begun operations, it has still not yet achieved sufficient sales volume to offset its operating costs.

Six Months Ended June 30, 2008 compared to June 30, 2007

Revenue was $979,308 for the six months ended June 30, 2008, an increase of $973,775, over $5,533 in revenue for the six months ended June 30, 2007.  The Company commenced commercial operations on February 21, 2007 and earns revenue from bulk sales of SIM products and airtime as well as commissions pursuant to an exclusive internet marketing and distribution arrangement with Global Roaming, Inc. d/b/a CelTrek (“GRI”).

Cost of  Revenue was $189,996 for the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2007 and includes  fees due to GRI for products sold pursuant to the distribution agreement. The increase in cost of  revenues was primarily attributable to the increase in revenue.

Sales and Marketing Costs were $475,467 for the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2007.  Sales and marketing costs consist primarily of television and print ads that were run during the second quarter in order to promote the Company and the brand. In addition, sales and marketing includes travel and entertainment costs incurred for product promotion.

General and Administration Costs were $185,283 for the six months ended June 30, 2008, an increase of 380% compared to $38,574 for the six months ended June 30, 2007.  General and administration costs generally consist of professional fees, consulting fees, wages, insurance, research and development costs, and office expenses.  The increase in expenses is primarily attributable to the addition of wages and research and development costs and an increase in professional fees.

Depreciation and amortization was $13,640 and $7,127 the six months ended June 30, 2008 and 2007; respectively. The increase of $6,513 is primarily attributable to the commencement of amortization of the license in the second quarter of 2007.

Liquidity and Capital Resources and Plan of Operations

Overview

We had net working capital of $93,179 at June 30, 2008, an increase of $128,126 over a net working capital deficit of $34,947 at December 31, 2007.

We have incurred losses since inception, and consequently it is uncertain whether we will generate sufficient revenue to fund our operational costs.  We realized income from operations of $113,933 for the six months ended June 30, 2008, an increase of $154,090 compared to a loss from operations of $40,168 for the six months ended June 30, 2007.  We generated a net loss for the six months ended June 30, 2008 and 2007 of $348,993 and $40,170, respectively.

Management plans to continue to seek strategic relationships and alliances in order to further enhance the commercialization and acceptance of the CelTrek SIM technology.  Until its contracts and strategic alliances become fully economically viable and marketing efforts generate sufficient transaction volume, we may borrow additional funds or seek equity infusions in order to provide adequate liquidity to sustain our operations.  We cannot guarantee that such sources of funding will be available on acceptable terms, if at all, if and when they are needed.

Cash Flows for the Six months Ended June 30, 2008

Cash Flows from Operating Activities.   Net cash provided by operating activities was $44,873 for the six months ended June 30, 2008 and net cash used in operating activities was $61,891 for the six months ended June 30, 2007 representing an increase of $106,764.  The increase in net cash provided by operating activities is primarily attributable to the net income from operations for the period offset by increases in accounts receivable and accrued expenses.

Cash Flows from Investing Activities.   Net cash used in investing activities was $0 for the six months ended June 30, 2008 compared to $261,400 for the six months ended June 30, 2007. In the six months ended June 30, 2007 we paid $250,000 for a license and incurred $11,400 to purchase fixed assets.

Cash Flows from Financing Activities.   Net cash provided by financing activities was $8,175 for the six months ended June 30, 2008, and  $330,000 for the six months ended June 30, 2007. A capital investment of $330,000 was made in the six months ended June 30, 2007.

Cash Equivalents.   Cash and cash equivalents was $66,201 at June 30, 2008, an increase of $53,404, from $13,153 at December 31, 2007.  The increase is primarily attributable to an increase in cash provided by operating activities as more fully described above.

Obligations under Material Contracts

We do not have any material contractual obligations as of June 30, 2008.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2008.

Dividends

We have not paid or declared any dividends.

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

For the six-month period ending June 30, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  This evaluation was conducted by Yakov Sarousi, our President and Principal Executive Officer and Mike Thaler, our Chief Financial Officer. Based upon their evaluation, they concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of June 30, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

To our knowledge, there is no material litigation pending or threatened against us,  nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See the information provided on Item 5 below.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

To our knowledge, there are no material defaults upon senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Subsequent to the six months ended June 30, 2008, on August 14, 2008, we issued 1,250,000 shares of our common stock to Ethan Levy for a purchase price of $.08 per share. In connection with the foregoing, we relied upon the exception from securities registration afforded by rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. Transfers of such shares were restricted by the Company in accordance with the requirements of the Securities Act, and the above referenced person was provided with access to our Securities and Exchange Commission filings.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ROAMING DISTRIBUTION, INC.

DATE: August 14, 2008	By:	/s/ Yakov Sarousi
Yakov Sarousi
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Michael Thaler
Michael Thaler
Chief Financial Officer (principal financial and accounting officer)