Form 10-Q/A
period 2008-06-30
GLOBAL ROAMING DISTRIBUTION, INC.
filed 2008-12-12
CIK 1160217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q/A

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

GLOBAL ROAMING DISTRIBUTION, INC.
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q/A

  EXPLANATORY NOTE:

On August 28, 2008, management of Global Roaming Distribution, Inc. (the “Company”) concluded that its financial statements for the six months ended June 30, 2008 and 2007, which are included in its Form 10-Q for the quarter ended June 30, 2008, did not properly account for revenue as of June 30, 2008 in accordance with United States generally accepted accounting principles.  Revenue was overstated by $394,600 due to a material weakness in the Company’s internal controls over its financial reporting that was identified in the course of the preparation of quarterly results for the period ended September 30, 2008.

Additionally, as a result of certain rescission agreements executed on November 25, 2008, effective April 1, 2008, the Company no longer owned 2,000,000 shares of Cubic Telecom Limited and had no shares of its Series A Convertible Preferred Stock outstanding.

The impacts of the above on the Consolidated Balance Sheets at June 30, 2008 and the Consolidated Statement of Operations for the Six and Three Months Ended June 30, 2008 are as follows:

1.	Decrease in Investment In Unconsolidated Investee - $2,536,521
2.	Increase in Customer Advance Payable - $394,600
3.	Decrease in Additional Paid-in Capital - $2,999,200
4.	Decrease in Preferred Stock – Series A - $800
5.	Decrease in Accumulated Deficit - $68,879
6.	Decrease in Revenues - $394,600
7.	Decrease in Equity In Earnings (Loss) of Unconsolidated Investee - $463,479

Management is hereby restating its financial statements for the quarterly period ended June 30, 2008 and amending corresponding language on Form 10-Q/A to correct the errors and to reflect the changes noted above.

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
GLOBAL ROAMING DISTRIBUTION, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008 (Restated)	December 31, 2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$66,201	$13,153
Accounts receivable	64,205	34,877
Prepaid expenses and other current assets	9,959	-
Total current assets	140,365	48,030

PROPERTY AND EQUIPMENT, net	8,243	9,383

OTHER NON-CURRENT ASSETS	218,750	231,250

Total assets	$367 ,358	$288,663

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$5,152
Accrued expenses	32,186	71,000
Customer advance payable	394,600	-
Shareholder advances, net	15,000	6,825
Total current liabilities	441,786	82,977

Commitments and contingencies	-	-

Shareholders’equity:
Preferred stock – Series A, convertible, $0.0001 par value,
50,000,000 shares authorized, none issued and outstanding	-	-
Common stock , $0.0001 par value,	16,473	16,473
300,000,000 shares authorized, 164,730,800 shares issued and outstanding
Additional paid-in capital	313,527	313,527
Accumulated deficit	(404,428)	(124,314)
Total shareholders’equity	(74,428)	205,686

Total liabilities and shareholders’equity	$367 ,358	$288,66 3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2008 (Restated)		2007

Revenues		$584,708	$5,533

Operating expenses:
Cost of revenue		153,996	-
Sales and marketing costs		472,513	-
General and administration costs		153,168	44,432
Depreciation and amortization		6,820	-

Total operating costs and expenses		786,497	44,432

Loss from operations		(201,225)	(38,899)

Interest income		564	-

Net loss		$(201 ,225)	$(38,899)

Weighted average shares outstanding		164,730,800	164,730,800

Basic and fully diluted net loss per share	$	(0.001)	$(0.000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2008 (Restated)		2007

Revenues		$584,708	$5,533

Operating expenses:
Cost of revenue		189,996	-
Sales and marketing costs		475,467	-
General and administration costs		186,283	38,574
Depreciation and amortization		13,640	7,127

Total operating costs and expenses		865,386	45,701

Loss from operations		(280,678)	(40,168)

Interest income, (expense)		564	(2)

Net loss		$(280,114)	$(40,170)

Weighted average shares outstanding		164,730,800	164,730,800

Basic and fully diluted net loss per share	$	(0.002)	$(0.000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,
	(Restated) 2008	2007
Cash Flows From Operating Activities:
Net loss	$(280,114)	$(40,171)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	13,640	7,127
Changes in assets and liabilities:
Accounts receivable	(29,328)	-
Prepaid expenses and other current assets	(9,959)	(50,000)
Accounts payable	(5,152)	702
Accrued expenses	(38,814)	20,451
Customer advance payable	394,600	-
Net cash provided by (used in) operating activities	44,873	(61,891)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	-	(11,400)
License	-	(250,000)
Net cash used in investing activities	-	(261,400)

Cash Flow From Financing Activities:
Loan proceeds and advances from shareholders	25,000	-
Repayment of loans and advances from shareholders	(16,825)	-
Capital investment	-	330,000
Net cash provided by financing activities	8,175	330,000

Net Increase in Cash and Cash Equivalents	53,048	6,709
Cash and Cash Equivalents, beginning of the period	13,153	-

Cash and Cash Equivalents, end of period	$66,201	$6,709

Supplemental Disclosures:
Interest paid	$-	$2

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

Restatement:
On November 25, 2008, the Company and Global Roaming, Inc. (“GRI”) entered into a Rescission Agreement, effective April 1, 2008, to rescind the Share Exchange Agreement entered into by the parties on January 29, 2008.  Under the terms of the Share Exchange Agreement, the Company had agreed to purchase 2,000,000 shares of the common stock of Cubic Telecom, a mobile telephone provider organized under the laws of Ireland, owned by GRI (the “Cubic Shares”) in exchange for 8,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”).

Pursuant to the Rescission Agreement, effective April 1, 2008, the Company returned the Cubic Shares to GRI, and GRI returned the 8,000,000 Series A Preferred Stock owned by GRI directors (and executive officers and directors of the Company), Yakov Sarousi, Michael Thaler, and Jenny Callicott (Sarousi, Thaler and Callicott, collectively, the “Holders”) to the Company for cancellation

On November 25, 2008, the Company entered into a Settlement and Release Agreement with a certain customer for the partial refund of payment made for a customer order placed in April 2008 for approximately 2500 SIM cards and related services that were not delivered in full. Pursuant to the agreement, the Company issued a 5% convertible debenture note in the principal amount of $394,600, equivalent to the value of the purchase price for the undelivered portion of the customer order.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements include the accounts of Global Roaming Distribution, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s 50% ownership interest in Cubic Telecom is accounted for under the equity method of accounting.

The unaudited consolidated financial statements of the Company, included in this Form 10-Q/A have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q/A and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-KSB for the fiscal year ended December 31, 2007.   In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in the Form 10-Q/A have been made. Results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

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

 The exchange agreement was rescinded on November 25, 2008, with an effective date of April 1, 2008.

GLOBAL ROAMING DISTRIBUTION, INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “ The Meaning of   Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements ” .   FAS 157 provides guidance for using fair value to measure assets and liabilities.  FAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was  adopted by the Company in the first quarter of 2008.  Adoption of FAS 157 did not have any impact on the results of operations and financial condition.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on this Form 10-Q/A (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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
  The Share Exchange Agreement was rescinded on November 25, 2008, with an effective date of April 1, 2008.

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

Revenue Recognition -- Our revenue, to date, has been derived bulk sales and from commission earned on internet sales of CelTrek product and services by GRI. Revenue is recognized in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “ Revenue Recognition in Financial Statements ”, which states that revenue is realized or realizable and earned when all of the following criteria are met:

1) persuasive evidence of an arrangement exists,
2) delivery has occurred or services have been rendered,
3) the seller’s price to the buyer is fixed or determinable, and
4) collectability is reasonably assured.

Intangible Assets -- We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets. ”  An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.  We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.  We have concluded that none of our long-lived assets are impaired as of June 30, 2008.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to provide a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities. The purpose of the deferral is to provide companies with more time to resolve implementation issues related to fair value measurements of non-financial assets and non-financial liabilities such as those that are acquired in a business, reporting units and other long lived assets measured at fair value in an impairment test as described in FAS 142, Goodwill and Other Intangible Assets or FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets , asset retirement obligations initially measured at fair value under FAS 143, Accounting for Asset Retirement Obligations , non-financial liabilities for exit or disposal activities initially measured at fair value under FAS 146, Accounting for Costs Associated with Exit or Disposal Activities . This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As a result of the issuance of FSP 157-2, we only partially adopted the provisions of FAS 157 and have elected to defer the adoption of this standard for non-financial assets and non-financial liabilities. We do not expect that the full adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

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

Three Months Ended June 30, 2008 compared to June 30, 2007

Revenue   was $584,708 for the three months ended June 30, 2008, an increase of $579,175 , over $5,533 in revenue for the three months ended June 30, 2007.  The Company commenced commercial operations on February 21, 2007 and earns revenue from bulk sales of SIM products and airtime as well as commissions pursuant to an exclusive internet marketing and distribution arrangement with Global Roaming, Inc. d/b/a CelTrek (“GRI”).

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

Net Loss was $201,225 for the three months ended June 30, 2008, an increase of $162,326 as compared to a loss of $38,899 for the three months ended June 30, 2007. The loss for the three months ended June 30, 2008 is primarily attributable to increased general and administrative costs.  Although the Company has begun operations, it has still not yet achieved sufficient sales volume to offset its operating costs.

Six Months Ended June 30, 2008 compared to June 30, 2007

Revenue   was $584,708 for the six months ended June 30, 2008, an increase of $579,175 , over $5,533 in revenue for the six months ended June 30, 2007.  The Company commenced commercial operations on February 21, 2007 and earns revenue from bulk sales of SIM products and airtime as well as commissions pursuant to an exclusive internet marketing and distribution arrangement with Global Roaming, Inc. d/b/a CelTrek (“GRI”).

Cost of  Revenue was $189,996 for the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2007 and includes  fees due to GRI for products sold pursuant to the distribution agreement. The increase in cost of  revenues was primarily attributable to the increase in revenue.

Sales and Marketing Costs were $475,467 for the six months ended June 30, 2008, compared to $0 for the six months ended June 30, 2007.  Sales and marketing costs consist primarily of television and print ads that were run during the second quarter in order to promote the Company and the brand. In addition, sales and marketing includes travel and entertainment costs incurred for product promotion.

General and Administration Costs were $186,283 for the six months ended June 30, 2008, an increase of 380% compared to $38,574 for the six months ended June 30, 2007.  General and administration costs generally consist of professional fees, consulting fees, wages, insurance, research and development costs, and office expenses.  The increase in expenses is primarily attributable to the addition of wages and research and development costs and an increase in professional fees.

Depreciation and amortization was $13,640 and $7,127 the six months ended June 30, 2008 and 2007; respectively. The increase of $6,513 is primarily attributable to the commencement of amortization of the license in the second quarter of 2007.

Liquidity and Capital Resources and Plan of Operations

Overview

We had net working capital deficit of $301,421 at June 30, 2008, an increase of $266,474 over a net working capital deficit of $34,947 at December 31, 2007.

We have incurred losses since inception, and consequently it is uncertain whether we will generate sufficient revenue to fund our operational costs.  We incurred a loss from operations of $280,678 for the six months ended June 30, 2008, an increase of $240,510 compared to a loss from operations of $40,168 for the six months ended June 30, 2007.  We generated a net loss for the six months ended June 30, 2008 and 2007 of $280,114 and $40,170, respectively.

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

Cash Flows for the Six months Ended June 30, 2008

Cash Flows from Operating Activities.   Net cash provided by operating activities was $44,873 for the six months ended June 30, 2008 and net cash used in operating activities was $61,891 for the six months ended June 30, 2007 representing an increase of $106,764.  The increase in net cash provided by operating activities is primarily attributable to the net loss from operations for the period offset by increases in accounts receivable, accrued expenses and customer advance payable.

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

Subsequent to the six-month period ending June 30, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  This evaluation was conducted by Yakov Sarousi, our President and Principal Executive Officer and Mike Thaler, our Chief Financial Officer. Based upon this evaluation and the material weakness described below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008 as related to our recognition of revenue for the six-month period ended June 30, 2008.  In the three months ended June 30, 2008, the Company improperly recorded approximately $450,000 as revenue for an incomplete delivery of SIM orders placed on April 10, 2008, on which $394,600 was not delivered as of June 30, 2008.  Our financial statements for the period ended June 30, 2008 have been restated to correct this error and filed on this Form 10-Q/A with the SEC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Remediation of Material Weakness in Internal Control over Financial Reporting

We have engaged in various efforts in order to address the material weakness in our internal control over financial reporting and to improve the integrity of our reporting processes.

It is management’s objective to remediate the material weakness described above. The following describes the planned changes to our internal control over financial reporting prior to and subsequent to September 30, 2008 that should materially affect our internal control over financial reporting:

·	We need to invest in the implementation of a fully integrated accounting and operations internal control and management information system.

·	We need to expand our corporate infrastructure in order to upgrade and improve all internal accounting procedures and processes supporting our existing business.

·
We need to improve our organizational structure to help achieve the proper number of, and quality of our, accounting, and information technology functions, including the proper segregation of duties among accounting personnel.

·	We have refined our period-end financial reporting processes to improve the quality and timeliness of our financial information.

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

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Subsequent to the six months ended June 30, 2008, on August 14, 2008, we issued 1,250,000 shares of our common stock to Ethan Levy for past services rendered, for a purchase price of $.08 per share. The common shares issued were valued at $0.10 per share, which was the average of the share closing price of the Company’s common stock on the five consecutive business days prior to the issuance date.

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

GLOBAL ROAMING DISTRIBUTION, INC.

DATE: December 12, 2008	By:	/s/ Yakov Sarousi
Yakov Sarousi
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Michael Thaler
Michael Thaler
Chief Financial Officer (principal financial and accounting officer)