Form 10-Q
period 2008-09-30
GLOBAL ROAMING DISTRIBUTION, INC.
filed 2008-12-12
CIK 1160217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of December 1, 2008, there were 165,980,800 outstanding shares of the Registrant's Common Stock, $.0001 par value.

GLOBAL ROAMING DISTRIBUTION, INC.
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

 PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GLOBAL ROAMING DISTRIBUTION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$3,380	$13,153
Accounts receivable	32,590	34,877
Prepaid expenses and other current assets	10,192	-
Total current assets	46,162	48,030

PROPERTY AND EQUIPMENT, net	7,673	9,383

OTHER NON-CURRENT ASSETS	212,500	231,250

Total assets	$266,335	$288,663

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$88,668	$76,152
Shareholder advances, net	9,795	6,825
Customer advance payable	394,600	-
Total current liabilities	493,063	82,977

Commitments and contingencies	-	-

Shareholders’equity:
Preferred stock – Series A, convertible, $0.0001 par value,
50,000,000 shares authorized, none issued and outstanding and outstanding	-	-
Common stock - $0.0001 par value, 300,000,000 shares authorized,
165,980,800 shares issued and outstanding and outstanding	16,598	16,473
Additional paid-in capital	438,402	313,527
Accumulated deficit	(681,728)	(124,314)
Total shareholders’equity	(226,728)	205,686

Total liabilities and shareholders’equity	$266,335	$288,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenues	$32,323	$69,983

Operating expenses:
Cost of revenue	5,361	45,000
Sales and marketing costs	14,800	50,000
General and administration costs	282,694	17,621
Depreciation and amortization	6,820	6,820

Total operating costs and expenses	309,675	119,441

Loss from operations	(277,352)	(49,458)

Interest income	52	-

Net loss	$(277,300)	$(49,458)

Weighted average shares outstanding	165,369,387800	148,363,7120

Basic and fully diluted net loss per share	$(0.002)	$(0.000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Revenues	$617,031	$75,516

Operating expenses:
Cost of revenue	195,357	45,000
Sales and marketing costs	490,267	55,295
General and administration costs	468,978	45,450
Depreciation and amortization	20,460	13,947

Total operating costs and expenses	1,175,062	159,692

Loss from operations	(558,031)	(84,176)

Interest income, (expense)	617	(2)

Net loss	$(557,414)	$(84,178)

Weighted average shares outstanding	164,945,2160	148,122,5680

Basic and fully diluted net loss per share	$(0.003)	$(0.001)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ROAMING DISTRIBUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(557,414)	$(84,178)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	20,460	13,947
Changes in assets and liabilities:
Accounts receivable	2,287	(69,983)
Prepaid expenses and other current assets	(10,192)	-
Accounts payable and accrued expenses	12,516	66,153
Customer advance payable	394,600	-
Net cash used in operating activities	(137,743)	(74,061)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	-	(11,400)
License	-	(250,000)
Net cash used in investing activities	-	(261,400)

Cash Flow From Financing Activities:
Loan proceeds and advances from shareholders	25,000	-
Repayment of loans and advances from shareholders	(22,030)	-
Issuance of restricted common stock	125,000	-
Capital investment	-	330,000
Net cash provided by financing activities	127,970	330,000

Net Decrease in Cash and Cash Equivalents	(9,773)	(5,461)
Cash and Cash Equivalents, beginning of the period	13,153	-

Cash and Cash Equivalents, end of period	$3,380	$(5,461)

Supplemental Disclosures:
Interest paid	$-	$2

Non-Cash and Financing Activities:
Issuance of restricted common stock	$125,000	$-
Acquisition of subsidiary	$-	$330,000
Retired shares	$-	$16,500
Stock issued to retire debt	$-	$118,135
Recapitalization resulting from acquisition	$-	$42,834

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

Going Concern

As shown in the accompanying consolidated financial statements, during the period ended September 30, 2008, the Company continued its efforts to procure the strategic alliances and agreements necessary to commercialize its internet based marketing and distribution of the Global SIM technology. The cost of acquiring additional technology, establishing strategic relationships and developing the appropriate advertising and marketing programs may require the infusion of additional capital from investors. These factors raise substantial uncertainties about the Company’s ability to establish commercially profitable operations and to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital, seek debt financing and to form strategic relationships and alliances in order to continue the commercialization of its internet based marketing and distribution operations. Until its online website operations become commercially viable, and generate sufficient revenues, the Company must continue to rely upon debt and/or equity infusions in order to provide adequate liquidity to sustain operations. There can be no assurance that management’s plans will be successful.

The consolidated financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements include the accounts of Global Roaming Distribution, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements of the Company, included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-KSB for the fiscal year ended December 31, 2007.   In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in the Form 10-Q have been made. Results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period from February 21, 2007 (inception) through December 31, 2007.

Certain prior period amounts related to shareholder advances, accounts payable, accrued expenses and depreciation and amortization have been reclassified to conform to the current period presentation.

GLOBAL ROAMING DISTRIBUTION, INC.

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30, 2008, there were no potential dilutive instruments that could result in share dilution.

NOTE 4 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, Equipment and Improvements at September 30, 2008 consisted of:

Description	Life	Amount
Property, equipment and improvements	5 years	$11,400
Less accumulated depreciation		(3,727)

		$7,673
Depreciation expense for the nine and three months ended September 30, 2008 was $1,710 and $570, respectively.

Depreciation expense for the nine and three months ended September 30, 2007 was $1,447 and $570, respectively.

NOTE 5 - OTHER NON-CURRENT ASSETS

Other non-current assets at September 30, 2008 consisted of:

Description	Life	Amount
License	10 years	$250,000
Less accumulated amortization		(37,500)
		$212,5000

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

GLOBAL ROAMING DISTRIBUTION, INC.

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization over the next five years is as follows:

Year	Amount
2008	$6,250
2009	25,000
2010	25,000
2011	25,000
2012	25,000
2013	18,750
$125,000

The Company recorded $18,750 and $6,250 in amortization expense for the nine months and three months ended September 30, 2008; respectively. Amortization expense of $12,500 and $6,250 was recorded for the nine months and three months ended September 30, 2007; respectively.

NOTE 6 – CUSTOMER ADVANCES PAYABLE

During the second quarter of 2008, the Company received $450,000 as an advance against an order. The Company  shipped a total of $55,400 against the order for the nine months ended September 30, 2008, leaving a balance of $394,600 at September 30, 2008.  On November 25, 2008 the Company issued a 5% Convertible Debenture that is due November 25, 2009. The conversion rate is $0.003. Interest of 5% is due per annum and is payable in cash or common stock.

NOTE 7 – COMMON STOCK

On August 15, 2008, the Company issued 1,250,000 shares of restricted common stock to an investor, at a purchase price of $.08 per share.  The shares were issued as consideration for past services rendered. The common shares issued were valued at $0.10 per share, which was the average of the share closing price of the Company’s common stock on the five consecutive business days prior to the issuance date.

The amount is included in general and administrative costs in the accompanying consolidated statements of operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine and three months ended September 30, 2008, the Company recorded $51,797 and $22,469 in commission revenue due from GRI pursuant to the distribution rights agreement. These amounts are included in net revenues in the accompanying consolidated statements of operations and in accounts receivable in the accompanying consolidated balance sheets.There was an offset to accounts receivable of $28,845 for general and administrative expenses paid by the related party.

The Company shares office space with GRI and shares 50% of the cost of the office. Rent expense for the nine and three months ended September 30, 2008 was $17,451 and $5,817; respectively.

At September 30, 2008, the Company is indebted to various shareholders for advances of $25,000 made to the Company. These advances are non-interest bearing and are expected to be repaid within the year. This amount is included in Shareholder advances, net in the accompanying consolidated Balance Sheets.

At September 30, 2008, the Company has a receivable of $15,205 due from GRI for various advances made. These advances are non-interest bearing and are expected to be repaid within the year. This amount is included in shareholder advances, net in the accompanying consolidated balance sheets.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenue Recognition -- Our revenue, to date, has been derived from bulk sales and from commission earned on internet sales of CelTrek product and services by GRI. Revenue is recognized in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met:

1) persuasive evidence of an arrangement exists,

2) delivery has occurred or services have been rendered,

3) the seller’s price to the buyer is fixed or determinable, and

4) collectability is reasonably assured.

Intangible Assets -- We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.  We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.  We have concluded that none of our long-lived assets are impaired as of September 30, 2008.

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

Three Months Ended September 30, 2008 compared to September 30, 2007

Revenue was $32,323 for the three months ended September 30, 2008, a decrease of $37,660 or 53.8% over $69,983 in revenue for the three months ended September 30, 2007.  The decrease in revenue was primarily attributable to a decrease in bulk sales offset by an increase in commissions earned from GRI internet sales. The Company commenced commercial operations on February 21, 2007 and earns revenue from bulk sales of SIM products and airtime as well as commissions pursuant to an exclusive internet marketing and distribution arrangement with Global Roaming, Inc. d/b/a CelTrek (“GRI”).

Cost of Revenue was $5,361for the three months ended September 30, 2008, a decrease of $39,639 or 88.1% compared to $45,000 for the three months ended September 30, 2007.The decrease in cost of revenue was primarily attributable to the decrease in revenue and a decrease in product development costs.

Sales and Marketing Costs were $14,800 for the three months ended September 30, 2008, a decrease of $35,200 or 70.4% compared to $50,000 for the three months ended September 30, 2007.  The decrease of $35,200 is primarily attributable to a reduction in marketing efforts. During the quarter ended September 30, 2007, the Company spent $50,000 on in flight magazine advertising ads.

General and Administration Costs were $282,694 for the three months ended September 30, 2008, an increase of $265,073 or 1504.3% compared to $17,621 for the three months ended September 30, 2007.  General and administration costs generally consist of professional fees, consulting fees, wages, insurance, research and development costs, and office expenses.  The increase in expenses is primarily attributable to professional fees, consulting fees, wages, insurance, and other expense of $125,000 for the issuance of common stock during the quarter.

Depreciation and amortization was $6,820 for the three months ended September 30, 2008 and 2007, respectively.

Net Loss was $277,300 for the three months ended September 30, 2008, an increase of $227,842  or 460.7% over a net loss of $49,458 for the three months ended September 30, 2007. The increase in net loss for the three months ended September 30, 2008 is primarily attributable to an increase in professional fees and other expense of $125,000 recorded for the issuance of common stock during the quarter.  Although the Company has begun operations, it has still not yet achieved sufficient sales volume to offset its operating costs.

Nine Months Ended September 30, 2008 compared to September 30, 2007

Revenue was $617,031 for the nine months ended September 30, 2008, an increase of $541,515 or 717.1% over $75,516 in revenue for the nine months ended September 30, 2007.   The Company commenced commercial operations on February 21, 2007 and earns revenue from bulk sales of SIM products and airtime as well as commissions pursuant to an exclusive internet marketing and distribution arrangement with Global Roaming, Inc. d/b/a CelTrek (“GRI”). The Company earned revenue from large bulk sales during the second quarter.

Cost of Revenue was $195,357 for the nine months ended September 30, 2008, an increase of $150,357 or 334.1% compared to $45,000 for the nine months ended September 30, 2007 and includes fees due to GRI for products sold pursuant to the distribution agreement. The increase in cost of revenue was primarily attributable to the increase in revenue.

Sales and Marketing Costs were $490,267 for the nine months ended September 30, 2008, an increase of $434,972 or 786.6% compared to $55,295 for the nine months ended September 30, 2007.  The increase of $434,972 is primarily attributable to television and print ads that were run during the second quarter in order to promote the Company and the brand. In addition, sales and marketing includes travel and entertainment costs incurred for product promotion.

General and Administration Costs were $468,978 for the nine months ended September 30, 2008, an increase of $423,528 or 931.8% over $45,450 in general and administrative costs for the nine months ended September 30, 2007.  General and administration costs generally consist of professional fees, consulting fees, wages, insurance, research and development costs, and office expenses.  The increase in expenses is primarily attributable to professional fees, consulting fees, wages, insurance, and other expense of $125,000 for the issuance of common stock during the quarter.

Depreciation and amortization was $20,460 and $13,947 for the nine months ended September 30, 2008 and 2007, respectively. The increase of $6,513 is primarily attributable to the amortization of license costs which began April 1, 2007.

Net Loss was $557,414 for the nine months ended September 30, 2008, an increase of $473,236 or 562.2% over a net loss of $84,178 for the nine months ended September 30, 2007. The loss for the nine months ended September 30, 2008 is primarily attributable to increased general and administrative expenses and sales and marketing expenses.  Although the Company has begun operations, it has still not yet achieved sufficient sales volume to offset its operating costs.

Liquidity and Capital Resources and Plan of Operations

Overview

We had net working capital deficit of $446,901 at September 30, 2008, an increase of $411,954 over a net working capital deficit of $34,947 at December 31, 2007.

We have incurred losses since inception, and consequently it is uncertain whether we will generate sufficient revenue to fund our operational costs.  We incurred a loss from operations of $558,031 for the nine months ended September 30, 2008, an increase of $473,855 compared to a loss from operations of $84,178 for the nine months ended September 30, 2007.  We generated a net loss for the nine months ended September 30, 2008 and 2007 of $557,414 and $84,178, respectively.

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

Cash Flows for the Nine Months Ended September 30, 2008

Cash Flows from Operating Activities.   Net cash used in operating activities was $137,743 for the nine months ended September 30, 2008 and net cash used in operating activities was $74,061 for the nine months ended September 30, 2007 representing an increase of $63,682. The increase in net cash used in operating activities is primarily attributable to the increase in net loss and accounts receivable offset by increases in accounts payable and accrued expenses and customer advance payable.

Cash Flows from Investing Activities.   Net cash used in investing activities was $0 and $261,400 for the nine months ended September 30, 2008 and September 30, 2007, respectively. There were no investing activities for the nine months ended September 30, 2008.

Cash Flows from Financing Activities.   Net cash provided by financing activities was $127,970 and $330,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease of $202,030 is attributable to a decrease in capital investments offset by an issuance of common stock.

Cash Equivalents.   Cash and cash equivalents was $3,380 at September 30, 2008, a decrease of $9,773 from $13,153 at December 31, 2007.  The decrease is primarily attributable to net cash used in operating activities of $137,743 offset by net cash provided by financing activities of $127,970.

Obligations under Material Contracts

We do not have any material contractual obligations as of September 30, 2008.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2008.

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

For the nine-month period ending September 30, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  This evaluation was conducted by Yakov Sarousi, our President and Principal Executive Officer and Mike Thaler, our Chief Financial Officer. Based upon this evaluation and the material weakness described below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008 as related to our recognition of revenue for the six-month period ended June 30, 2008.  In the three months ended June 30, 2008, the Company improperly recorded approximately $450,000 as revenue for an incomplete delivery of SIM orders placed on April 10, 2008, on which $394,600 was not delivered as of June 30, 2008.  Our financial statements for the period ended June 30, 2008 have been restated to correct this error and filed on Form 10-Q/A with the SEC on December 12, 2008.   For more information regarding the April 10, 2008 order please refer to “Item 5 – Other Information” below.

Material Weakness in Internal Control

A material weakness as defined in the Public Company Accounting Oversight Board’s Auditing Standard #2 is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified significant deficiencies related to policies and procedures to ensure accurate and reliable interim consolidated financial statements. Specifically, we lacked (i) sufficient personnel with the required technical accounting and SEC financial reporting experience relating to our business to enable us to maintain adequate controls over our financial reporting and processes; and (ii) policies and procedures requiring a detailed review on a timely basis of underlying information supporting amounts included in the interim consolidated financial statements and disclosures.

As a result of the aggregation of these significant deficiencies, the Company has concluded that a material weakness exists related to our recognition of revenue for the six-month period ended June 30, 2008, as described above.  Our financial statements for the period ended June 30, 2008 have been restated to correct this error and filed on Form 10-Q/A with the SEC on December 12, 2008.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

N/A.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

To our knowledge, there are no material defaults upon senior securities.

 ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

On November 25, 2008, the Company entered into a Settlement and Release Agreement with certain customers for the partial refund of payment made for customer orders placed in April 2008 for approximately 2500 SIM cards and related services that were not delivered in full. Pursuant to the agreement, the Company issued a 5% convertible note in the principal amount of $394,600 (the “Note”), equivalent to the value of the purchase price for the undelivered portion of the customer order.  The Note has a maturity date of November 25, 2009 and is convertible at $.003 at the option of the holder, subject to a 4.99% beneficial ownership restriction that can be waived upon 61 days’ notice to the Company.

On November 25, 2008, the Company, Global Roaming, Inc. (“GRI”), and certain shareholders of the Company entered into a Rescission Agreement, effective April 1, 2008 (the “Rescission Agreement”), to rescind the Share Exchange Agreement entered into by the parties on January 29, 2008 (the “Share Exchange Agreement”).  Under the terms of the Share Exchange Agreement, the Company had agreed to purchase 2,000,000 shares of the common stock of Cubic Telecom, a mobile telephone provider organized under the laws of Ireland, owned by GRI (the “Cubic Shares”) in exchange for 8,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”).

Pursuant to the Rescission Agreement, effective April 1, 2008, the Company returned the Cubic Shares to GRI, and GRI returned the 8,000,000 Series A Preferred Stock owned by GRI directors (and executive officers and directors of the Company), Yakov Sarousi, Michael Thaler, and Jenny Callicott (Sarousi, Thaler and Callicott, collectively, the “Holders”) to the Company for cancellation.

In connection with the Rescission Agreement, on November 25, 2008, the Company, GRI, Cubic, and the Holders entered into an Indemnification and Mutual Release, effective April 1, 2008 (the “Indemnification and Release”), providing for a mutual indemnification by each party of each of the other parties for any claims, costs or expense arising as a result of a breach of representation, warranty, or other obligation made by the parties in the agreements surrounding the rescission of Cubic Shares.  The Indemnification and Release also provided for a mutual release from any and all claims arising from the Share Exchange Agreement and related documents.

On November 25, 2008, the Company entered into a Subscription and Escrow Agreement with a subscriber and Sichenzia Ross Friedman Ference LLP, as escrow agent, for the sale of a promissory note to be issued in the principal amount of $60,000.  The proceeds of the sale were used by the Company to pay certain accounting and legal expenses incurred by the Company.

 ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1	Rescission Agreement, dated November 25, 2008 and effective April 1, 2008, entered into by and between the Company, Global Roaming, Inc., and the Holders.

10.2	Indemnification and Release, dated November 25, 2008 and effective April 1, 2008, entered into by and between the Company, Global Roaming, Inc., Cubic Telecom Limited, and the Holders.

10.3	Settlement and Mutual General Release, dated November 25, 2008, entered into by and between the Company, Global Roaming, Inc., and Goldrange Trading Ltd.

10.4	Form of Convertible Debenture, dated November 25, 2008.

10.5	Subscription and Escrow Agreement, dated November 25, 2008, entered into by and between the Company, certain Subscribers, and Sichenzia Ross Friedman Ference LLP, as escrow agent.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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