Form 10-Q/A
period 2008-09-30
GLOBAL ROAMING DISTRIBUTION, INC.
filed 2009-02-10
CIK 1160217

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    As of February 9, 2009, there were 165,980,800 outstanding shares of the Registrant's Common Stock, $.0001 par value.

GLOBAL ROAMING DISTRIBUTION, INC.
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10- Q/A

EXPLANATORY NOTE:

The Registrant is hereby filing this Form 10-Q/A for the period ended September 30, 2008 to clarify its critical accounting policy regarding its recognition of revenue related to bulk sales to distributors and commissions.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period from February 21, 2007 (inception) through December 31, 2007. Certain significant policies are as follows:

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

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

Revenue Recognition -- Our revenue, to date, has been derived from bulk sales and from commissions earned on internet sales of CelTrek product and services by GRI. Revenue is recognized in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “ Revenue Recognition in Financial Statements ”, which states that revenue is realized or realizable and earned when all of the following criteria are met:

1)	persuasive evidence of an arrangement exists,

2)	delivery has occurred or services have been rendered,

3)	the seller’s price to the buyer is fixed or determinable, and

4)	collectability is reasonably assured.

Revenue on bulk sales of our products to distributors is recognized pursuant to SAB 104, as described above, and pursuant to FAS 48 “Revenue Recognition When Right of Return Exists”. Bulk sales of our products to distributors contain a 30 day return policy. The return policy applies only to defective merchandise. We have not experienced any returns and have not received any notice of defective merchandise.

Commissions earned on internet sales of CelTrek product and services is recognized on a net basis.

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

GLOBAL ROAMING DISTRIBUTION, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

 In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q/A (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

General and Administration Costs were $282,694 for the three months ended September 30, 2008, an increase of $265,073 or 1504.3% compared to $17,621 for the three months ended September 30, 2007.    General and administration costs generally consist of professional fees, consulting fees, wages, insurance, research and development costs, and office expenses .   The increase in expenses is primarily attributable to professional fees, consulting fees, wages, insurance, and other expense of $125,000 for the issuance of common stock during the quarter.

Depreciation and amortization was $6,820 for the three months ended September 30, 2008 and 2007, respectively.

Net Loss was $277,300 for the three months ended September 30, 2008, an increase of $227,842  or 460.7% over a net loss of $49,458 for the three months ended September 30, 2007 .  The increase in net loss for the three months ended September 30, 2008 is primarily attributable to an increase in professional fees and other expense of $125,000 recorded for the issuance of common stock during the quarter.   Although the Company has begun operations, it has still not yet achieved sufficient sales volume to offset its operating costs.

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

General and Administration Costs were $468,978 for the nine months ended September 30, 2008, an increase of $423,528 or 931.8% over $45,450 in general and administrative costs for the nine months ended September 30, 2007.    General and administration costs generally consist of professional fees, consulting fees, wages, insurance, research and development costs, and office expenses .   The increase in expenses is primarily attributable to professional fees, consulting fees, wages, insurance, and other expense of $125,000 for the issuance of common stock during the quarter.

Depreciation and amortization was $20,460 and $13,947 for the nine months ended September 30, 2008 and 2007, respectively. The increase of $6,513 is primarily attributable to the amortization of license costs which began April 1, 2007.

Net Loss was $557,414 for the nine months ended September 30, 2008, an increase of $473,236 or 562.2% over a net loss of $84,178 for the nine months ended September 30, 2007 .  The loss for the nine months ended September 30, 2008 is primarily attributable to increased general and administrative expenses and sales and marketing expenses.   Although the Company has begun operations, it has still not yet achieved sufficient sales volume to offset its operating costs.

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

Management plans to continue to seek strategic relationships and alliances in order to further enhance the commercialization and acceptance of the CelTrek SIM technology .   Until its contracts and strategic alliances become fully economically viable and marketing efforts generate sufficient transaction volume, we may borrow additional funds or seek equity infusions in order to provide adequate liquidity to sustain our operations.    We cannot guarantee that such sources of funding will be available on acceptable terms, if at all, if and when they are needed.

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

Cash Flows from Investing Activities.    Net cash used in investing activities was $0 and $261,400 for the nine months ended September 30, 2008 and September 30 , 2007, respectively . There were no investing activities for the nine months ended September 30, 2008.

Cash Flows from Financing Activities.    Net cash provided by financing activities was $127,970 and $330,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease of $202,030 is attributable to a decrease in capital investments offset by an issuance of common stock.

Cash Equivalents.    Cash and cash equivalents was $3,380 at September 30, 2008, a decrease of $9,773 from $13,153 at December 31, 2007 .   The decrease is primarily attributable to net cash used in operating activities of $137,743 offset by net cash provided by financing activities of $127,970.

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

32.1
Certification by Chief Executive Officer and Chief Financial Officer , required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ROAMING DISTRIBUTION, INC.

DATE: February 9, 2009	By:	/s/ Michael Thaler
Michael Thaler
Acting President and Chief Financial Officer (principal executive and principal financial and accounting officer)